Form 10-Q
period 2026-06-30
First Breach, Inc.
filed 2026-08-28
CIK 1892704

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 001-43447

FIRST BREACH INC.

(Exact name of registrant as specified in its charter)

Delaware	82-5147193
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18450 Showalter Rd, Hagerstown, MD	21742
(Address of Principal Executive Offices)	(Zip Code)

(443) 900-9890

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	FBDT	Nasdaq Capital Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There were 55,776,201 shares of common stock outstanding as of August 28, 2026.

Cautionary Note Regarding Forward-Looking Statements

In this report, the term “Company”, “we”, “us”, and “our” refers to First Breach Inc.

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of the federal securities laws. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the operating results and financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved.

Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to, statements about:

●	our ability to develop and sell our proposed products;
●	our ability to source, retain, and expand our technical and business staff to meet the demands of our expanding and diversifying business;
●	our ability to raise the substantial amount of additional funds that will be necessary for our business to succeed, which funds may not be available on acceptable terms or available at all;
●	assumptions relating to the size of the market for our products;
●	unanticipated regulations of our products that add barriers to our business and have a negative effect on our operations;
●	our estimates of expenses, future revenue, capital requirements and our needs for, or ability to obtain, additional financing;
●	our status of an early-stage pre-net income company with a business model and marketing strategy that is being developed and largely untested;
●	our ability to avoid a significant disruption in our information technology system, including security breaches, or our ability to implement new system and software successfully; and
●	our ability to obtain and maintain intellectual property protection for our products.

In addition, in this report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential” and similar expressions, as they relate to our Company, our business and our management, are intended to identify forward-looking statements. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

Forward-looking statements speak only as of the date of this report. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

You should read this report and the documents that we reference in this report and have filed with the Securities and Exchange Commission (“SEC”) as exhibits to this report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FIRST BREACH, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Current Assets
Cash	$4,923,504	$2,477,122
Accounts receivable	26,584	51,889
Inventories, net	787,479	918,359
Prepaid assets	1,255,080	46,192
Total Current Assets	6,992,647	3,493,562
Property and equipment, net	9,258,482	8,201,957
Right-of-use assets	1,093,493	1,271,638
Other assets	273,622	53,625
Total assets	$17,618,244	$13,020,782

Liabilities and stockholders’ equity

Current Liabilities
Accounts payable	$1,321,695	$2,041,908
Accrued liabilities	413,216	431,659
Accrued liabilities, related party	—	428,278
Employee loan payable, related party	121,739	121,739
Note payable - related party	50,000	50,000
Note payable - current portion	—	7,166
Convertible notes payable, net of debt discount - current portion	9,348,543	284,146
Warrant liability, at fair value	2,547,702	—
Operating lease liability - current portion	387,521	372,665
Financing lease liability - current portion	1,037,003	893,710
Total current liabilities	15,227,419	4,631,271

Long-term liabilities:
Note payable	—	27,523
Convertible notes payable, net of debt discount	—	201,215
Operating lease liability - net of current portion	791,469	988,471
Financing lease liability - net of current portion	229,697	767,822
Total liabilities	16,248,585	6,616,302

Commitments and contingencies (Note 17)

Stockholders’ equity
Preferred stock, $0.0001 par value, 1,000,000 authorized, no shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.0001 par value, 500,000,000 and 100,000,000 authorized, 49,152,702 and 44,500,111 shares issued and outstanding as of June 30, 2026 and December 31, 2025 respectively	4,915	4,450
Additional paid-in capital	65,131,098	41,643,152
Accumulated deficit	(63,766,354)	(35,243,122)
Total stockholders’ equity	1,369,659	6,404,480
Total liabilities and stockholders’ equity	$17,618,244	$13,020,782

The accompanying notes are an integral part of these interim unaudited condensed financial statements

FIRST BREACH, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues	$95,353	$95,219	$361,357	$110,905

Cost of revenues	605,866	592,348	1,235,716	919,844
Net loss associated with liquidation of raw materials	—	298,771	—	684,960
Gross margin	(510,513)	(795,900)	(874,359)	(1,493,899)

Operating expenses:
Selling, general, and administrative expense	11,202,485	873,299	25,288,394	1,345,881
Research and development	126,313	—	126,313	—
Total operating expenses	11,328,798	873,299	25,414,707	1,345,881

Loss from operations	(11,839,311)	(1,669,199)	(26,289,066)	(2,839,780)

Other expense, net:
Interest expense, net	(1,860,323)	(582,123)	(2,004,679)	(988,452)
Amortization of deferred financing costs	(191,590)	—	(191,590)	—
Change in fair value of warrant liability	45,094	—	45,094	—
Loss on sale of assets	(16,758)	(1,906)	(56,215)	(1,906)
Other income	—	25,500	—	42,500
Other expense	(13,389)	(10,260)	(26,776)	(20,525)
Total other expense, net	(2,036,966)	(568,789)	(2,234,166)	(968,383)

Net loss before income taxes	(13,876,277)	(2,237,988)	(28,523,232)	(3,808,163)
Income tax provision	—	—	—	—
Net loss	$(13,876,277)	$(2,237,988)	$(28,523,232)	$(3,808,163)

Net loss per share:
Basic and diluted	$(0.26)	$(0.06)	$(0.54)	$(0.10)

Weighted average number of shares outstanding
Basic and diluted	54,112,845	37,784,611	52,767,635	37,784,611

The accompanying notes are an integral part of these interim unaudited condensed financial statements.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	For the Six Months Ended June 30, 2026
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2026	44,500,111	$4,450	$41,643,152	$(35,243,122)	$6,404,480
Equity offering proceeds	511,170	51	1,341,953	—	1,342,004
Share based compensation	—	—	13,002,574	—	13,002,574
Net Loss	—	—	—	(14,646,955)	(14,646,955)
Balance at March 31, 2026	45,011,281	4,501	55,987,679	(49,890,077)	6,102,103
Vesting of restricted stock	4,062,500	406	(406)	—	—
Exercise of warrants	55,920	6	(6)	—	—
Issuance of common stock for services	23,001	2	184,006	—	184,008
Share based compensation	—	—	8,959,825	—	8,959,825
Net Loss	—	—	—	(13,876,277)	(13,876,277)
Balance at June 30, 2026	49,152,702	$4,915	$65,131,098	$(63,766,354)	$1,369,659

	For the Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2025	37,784,611	$3,778	$26,526,826	$(21,421,001)	$5,109,603
Warrants issued in conjunction with convertible notes payable	—	—	164,818	—	164,818
Net Loss	—	—	—	(1,570,175)	(1,570,175)
Balance as of March 31, 2025	37,784,611	3,778	26,691,644	(22,991,176)	3,704,246
Warrants issued in conjunction with convertible notes payable	—	—	421,995	—	421,995
Net loss	—	—	—	(2,237,988)	(2,237,988)
Balance as of June 30, 2025	37,784,611	$3,778	$27,113,639	$(25,229,164)	$1,888,253

The accompanying notes are an integral part of these interim unaudited condensed financial statements.

FIRST BREACH, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(28,523,232)	$(3,808,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	21,962,399	—
Issuance of stocks for services	184,008	—
Depreciation and amortization	682,374	665,743
Amortization of debt discount	129,278	135,565
Amortization of debt discount - warrant feature and OID interest	1,559,510	433,458
Change in fair value of warrant liability	(45,094)	—
Amortization of deferred financing costs	191,590	—
Non-cash PIK interest	30,393	143,731
Loss on sale of asset	(56,215)	(1,906)
Right-of-use assets, net of lease liabilities	(4,001)	2,146
Changes in operating assets and liabilities:
Accounts receivable	25,305	11,825
Inventories	130,880	1,120,416
Prepaid and other current assets	(1,208,888)	(14,985)
Accounts payable	(720,214)	567,390
Accrued liabilities	330,703	234,508
Accrued liabilities, related party	(428,278)	(6,200)
Contract liabilities	—	(54,410)
Net cash used in operating activities	(5,759,482)	(570,882)

Cash flows from investing activities:
Proceeds from sale of assets	—	78,000
Capitalized expenditures	(1,682,684)	(88,368)
Net cash used in investing activities	(1,682,684)	(10,368)

Cash flows from financing activities:
Proceeds from convertible notes payable	10,150,000	1,350,000
Principal payments on financing lease	(598,766)	(597,117)
Proceeds from issuance on equity offerings	1,342,003	—
Payments on note payable	(34,689)	(564)
Debt issuance and deferred direct listing costs	(970,000)	—
Net cash provided by financing activities	9,888,548	752,319

Net change to cash	2,446,382	171,069
Cash, beginning of period	2,477,122	434,613
Cash, end of period	$4,923,504	$605,682

Supplemental disclosure of cash flow information:
Cash paid for interest	$203,009	$262,496

Supplemental non-cash financing activities
Original issue discount on debt	$5,465,385	$—
Warrant liabilities recognized as debt discounts	$2,592,796	$—
Issuance of warrants in conjunction with convertible notes payable	$—	$586,813

The accompanying notes are an integral part of these interim unaudited condensed financial statements.

FIRST BREACH, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS

First Breach (the “Company”) was originally formed as a limited liability company named First Breach, LLC under the laws of the State of Maryland on April 9, 2018, and subsequently converted to a corporation named First Breach, Inc. (“First Breach”) incorporated under the laws of the State of Delaware on October 22, 2021.

The Company is a match-grade ammunition component manufacturer offering brass cups, brass casings, full-metal-jacket projectiles, lead projectile cores, and lead wire. Equipped with numerous quality control checks, the Company offers match-grade, SAAMI-specification products. Customers will have the ability to order custom head-stamped casings as well as a wide range of grain-size options for projectiles. The majority of customers are resellers and direct-to-consumers primarily within the United States.

The Company is also developing unmanned aerial systems (“UAS”) capabilities through a joint venture with ideaForge Technology Inc. formed on September 23, 2025, First Forge Technologies Inc., which was organized to develop, produce and sell drone platforms for defense, homeland security and commercial applications using domestic manufacturing and supply chain capabilities. On May 1, 2026, the Company also entered into a Master Services Agreement with Hellbender, Inc. for the design, engineering and prototyping of two Class 1 attritable first-person-view drone platforms,of which First Breach will own the design and related intellectual property of the UAS. The Company’s UAS activities are in the development stage and have not generated any revenue.

The Company is dedicated to building upon its industry experience while emphasizing placing integrity first along with competitive pricing, building customer relations, and utilizing quality raw materials.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited condensed financial statements and the related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations applicable to interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying interim unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Current Report on Form S-1 for the year ended December 31, 2025. Financial information as of December 31, 2025 has been derived from our audited financial statements and notes thereto as of this date.

Liquidity and Going Concern

The Company has incurred losses since inception, devoting substantially all of its efforts toward manufacturing buildout and related operational activities, and have an accumulated deficit of $63,766,354 as of June 30, 2026. The Company generated a net loss of $13,876,277 and $28,523,232 during the three and six months ended June 30, 2026, respectively. Net cash used in its operating activities during the six months ended June 30, 2026 was $5,759,482. The Company expects to continue to generate operating losses and negative cash flow from operations for the foreseeable future. The Company plans to continue to actively pursue financing alternatives, but there can be no assurance that it will obtain the necessary funding in the future when needed.

The Company’s management concluded that its recurring losses from operations and the fact that it has not generated significant revenue or positive cash flows from operations raise substantial doubt about its ability to continue as a going concern for the next 12 months after the date that these interim unaudited condensed financial statements are issued.

Revenue Recognition and Cost of Revenue

The Company generates revenue from the production and sale of ammunition, which includes shipping income. The Company recognizes revenue according to Accounting Standard Codification – Revenue from Contract with Customers (“ASC 606”). When the customer obtains control over the promised goods or services, the Company records revenue in the amount of consideration that it can expect to receive in exchange for those goods and services. The Company applies the following five-step model to determine revenue recognition:

●	Identification of a contract with a customer

●	Identification of the performance obligations in the contract

●	Determination of the transaction price

●	Allocation of the transaction price to the separate performance obligations

●	Recognition of revenue when performance obligations are satisfied

The Company only applies the five-step model when it is probable that it will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception and once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company’s contracts contain a single performance obligation, and the entire transaction price is allocated to the single performance obligation. The Company recognizes as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Accordingly, The Company recognizes net revenues when the customer obtains control of its product, which typically occurs upon shipment of the product from our warehouse or the performance of the service.

The Company applies ASC 606, Revenue from Contracts with Customers, (ASC 606) utilizing the following allowable exemptions or practical expedients:

●	Portfolio approach practical expedient relative to the estimation of variable consideration

●	Shipping and handling practical expedient to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities.

●	Cost of obtaining a contract practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset is one year or less.

●	Sales tax practical expedient to exclude sales taxes and other similar taxes from the transaction price.

●	Significant financing component practical expedient.

Substantially all the Company’s sales are domestic and are made to customers under agreements which do not include rights of return or warranty for the three and six months ended June 30, 2026 and 2025. Revenue from product sales is recognized as net of discounts and estimated returns.

Cost of revenue includes the cost of purchased merchandise plus freight and any applicable delivery charges from the vendor to the Company. Sales are to individual retail consumers through the Company’s ecommerce sales and wholesale distribution partners. The majority of customers are resellers and direct-to-consumers primarily within the United States.

Cost of revenues earned includes all finished material, supplies and raw materials, equipment rental, and freight.

Total accounts receivable
January 1, 2025	$30,265
January 1, 2026	$51,889
June 30, 2026	$26,584

Research and Development Costs

Research and development (“R&D”) costs are expensed as incurred and are included in operating expenses in the interim unaudited condensed statements of operations. Research and development costs consist primarily of expenditures incurred in the design, development, testing, and improvement of the Company’s products and manufacturing processes, including personnel-related costs, prototype development, materials consumed in testing activities, consulting fees, and other direct costs associated with advancing the Company’s product offerings and production capabilities.

The Company evaluates all research and development activities in accordance with applicable accounting guidance to determine whether capitalization is appropriate. To the extent software development costs, internal-use software costs, or other expenditures meet the criteria for capitalization under applicable accounting standards, such costs are capitalized and amortized over their estimated useful lives. As of this balance sheet, no development costs met the criteria for capitalization.

Contract Liabilities

As of the six months ended June 30, 2026 and the year ended December 31, 2025, the Company did not have any contract assets or contract liabilities arising from contracts with customers. All remaining performance obligations associated with these deposits are expected to be satisfied within the following calendar year.

Use of Estimates

Management uses estimates and assumptions in preparing its financial statements in accordance with U.S. GAAP. Those estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. The most significant estimates relate to the estimated determination of the allowance for credit losses, allowance for obsolete inventory, warrant fair value and stock-based compensation. On an ongoing basis, management evaluates its estimates compared to historical experience and trends, which form the basis for making judgments about the carrying value of assets and liabilities.

Segments

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures about a public entity’s reportable segments, including significant segment expense categories and expanded interim reporting requirements. The amendments are effective for years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 for the year ended December 31, 2024. The adoption of this standard did not have a material impact on the Company’s condensed financial statements.

In November 2023, the FASB issued Accounting Standards Update ASC 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASC 2023-07 requires public entities to disclose significant segment expense categories that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included in the measure of segment profit or loss, as well as the title and position of the CODM. The amendments also require disclosure of all annual segment profit or loss and asset disclosures in interim periods and provide expanded disclosure requirements for entities with a single reportable segment.

The Company’s Chief Executive Officer (“CEO”) is the Chief Operating Decision Maker (“CODM”) and reviews financial performance and makes resource allocation decisions at the consolidated entity level. The CODM utilizes net income, prepared in accordance with U.S. GAAP, to evaluate financial performance, monitor variances against budget and forecast, and guide strategic decisions. Segment assets are reported as consolidated assets on the Company’s condensed balance sheet.

The primary financial measures used by the CODM to evaluate performance and allocate resources are net income (loss) and operating income (loss). The CODM uses net income (loss) and operating income (loss) to evaluate the performance of the Company’s ongoing operations and as part of the Company’s internal planning and forecasting processes. Information on net income (loss) and operating income (loss) is disclosed in the interim unaudited condensed statements of operations. Segment expenses and other segment items are provided to the CODM on the same basis as disclosed in the interim unaudited condensed statements of operations.

The CODM does not evaluate performance or allocate resources based on segment assets, and therefore such information is not presented in the notes to the financial statements.

The Company has determined that its current business and operations consist of one reporting segment.

Cash

Cash includes cash on hand as of June 30, 2026 and December 31, 2025. The Company maintained an aggregate cash balance of $4,923,504 and $2,477,122, respectively, in two bank deposit accounts held at a single financial institution. Of this amount, $4,673,504 and $2,227,122 exceeded the federally insured limit of $250,000 as of June 30, 2026 and December 31, 2025, respectively. There were no cash equivalents as of June 30, 2026 and December 31, 2025.

The Company has not experienced any losses in such accounts, and management believes it is not exposed to significant credit risk on its cash balances.

Accounts Receivable

Trade accounts receivable are stated at the amount the Company expects to collect and do not bear interest. For its financial instruments subject to credit risk, consisting of its receivables, the Company recognizes as an allowance its estimate of lifetime expected credit losses under the current expected credit loss (CECL) model of ASC 326. The approach is based on the Company’s internal knowledge and historical default rates over the expected life of the receivables and is adjusted to reflect current economic conditions. This evaluation takes into account the customer’s ability and intention to pay the consideration when it is due along with incorporating changes in the forward-looking estimates. If the expected financial condition of the Company’s customers were to improve, the allowances may be reduced accordingly. Provisions to the allowances for credit losses are recorded in selling, general and administrative expenses. As of June 30, 2026 and December 31, 2025, the Company determined that the vast majority of its accounts receivable were fully collectible and, accordingly, did not record an allowance for credit losses.

Inventories, net

Inventories are valued at the lower of cost and net realizable value, with cost determined using the weighted average cost method on a first-in first-out basis. Net realizable value is defined as sales price less cost of completion, disposable and transportation. Production costs, including labor and manufacturing overhead, are applied to finished goods based on estimated production capacity. Any excess production costs that result from abnormally low production levels are expensed as incurred and included in cost of revenues.

The Company evaluates inventory for excess or obsolescence and records provisions when necessary to reduce inventories to their net realizable value. The reserve for excess or obsolete inventories was $20,105 as of June 30, 2026 and December 31, 2025.

Property and Equipment, net

The Company states property and equipment at historical cost less accumulated depreciation and amortization. The Company computes depreciation and amortization using the straight-line method at rates intended to depreciate the cost of assets over their estimated useful lives, which are generally three to ten years. Upon retirement or sale of property and equipment, The Company removes the cost of the disposed assets and related accumulated depreciation and amortization from the accounts, and any resulting gain or loss is credited or charged to other income or expenses. The Company charges expenditures for normal repairs and maintenance to expenses as incurred.

The Company capitalizes additions and expenditures for improving or rebuilding existing assets that extend the useful life. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the shorter of their economic lives or the lease term including any renewals that are reasonably assured.

Property and equipment is stated at historical cost less accumulated depreciation. The estimated useful lives as follows:

Asset Class	Useful Life (Years)
Vehicles	3-6
Leasehold improvements	6-7
Office furniture & fixtures	7
Tooling, machinery and equipment	3-10

Long-Lived Assets

Recoverability of long-lived assets, including property and equipment and certain identifiable intangible assets are evaluated whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Factors considered important which could trigger an impairment review include but are not limited to significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the overall business, significant decrease in the market value of the assets and significant negative industry or economic trends. In the event the carrying amount of the long-lived assets may not be recoverable based upon the existence of one or more of the indicators, the assets are assessed for impairment based on the estimated future undiscounted cash flows expected to result from the use of the asset and its eventual deposition. If the carrying amount of an asset exceeds the sum of the estimated future undiscounted cash flow, an impairment loss is recorded for the excess of the asset’s carrying amount over its fair value. There was no impairment as of June 30, 2026 and 2025.

Fair Value of Financial Instruments

The Company complies with ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosure requirements about fair value measurements. Under ASC 820, there are three categories for the classification and measurement of assets and liabilities carried at fair value:

Level 1: Valuation based on quoted market prices in active markets for identical assets or liabilities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Examples include publicly traded equity securities and publicly traded mutual funds that are actively traded on a major exchange or over-the-counter market.

Level 2: Valuation based on quoted market prices of investments that are not actively traded or for which certain significant inputs are not observable, either directly or indirectly. Examples include municipal bonds, where fair value is estimated using recently executed transactions, bid asked prices and pricing models that factor in, where applicable, interest rates, bond spreads and volatility.

Level 3: Valuation based on inputs that are unobservable and reflect management’s best estimate of what market participants would use as fair value. Examples include limited partnerships and private equity investments.

The estimated fair value of cash, trade receivables, accounts payable, accrued expenses and other current liabilities are based on Level 1 inputs as the fair values approximate carrying amounts as of June 30, 2026 and December 31, 2025, based on the short-term nature and maturity of these instruments.

The fair value of the Company’s convertible notes payable, approximated the carrying value as of June 30, 2026 and December 31, 2025. Factors that the Company considered when estimating the fair value of its debt included market conditions and the terms of the debt. The level of the debt would be considered as Level 2.

The estimated fair value of warrants shares is determined based on various valuation methodologies, including the Monte Carlo pricing model and other appropriate valuation techniques. These methodologies consider underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e., stock price, exercise/conversion price, etc.). Probabilities were assigned to each variable such as the timing and pricing of events over the term of the instruments based on management projections.

The following tables present information about the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

	Liabilities Measured at Fair Value on a Recurring Basis at
	June 30, 2026
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2026
Liabilities
Warrants (Note 14)	$—	$—	$2,547,702	$2,547,702
Total liabilities	$—	$—	$2,547,702	$2,547,702

Liabilities Measured at Fair Value on a Recurring Basis at
December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2025
Liabilities
Warrants (Note 14)	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

Changes in Level 3 warrants liabilities, measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 are as follows:

	Warrant Liability
	June 30,	December 31,
	2026	2025
Beginning balance	$—	$—
Warrants issued in conjunction with convertible notes payable	2,592,796	—
Changes in fair value	(45,094)	—
Closing balance	$2,547,702	$—

The fair value of the warrant liability was estimated using a Monte Carlo simulation model and classified as a Level 3 financial instrument. Significant assumptions used in the model included exercise price, expected volatility, risk-free interest rates, expected term, and probability-weighted assessments of contingent events.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The Company’s assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance.

The issuance of warrants in conjunction with convertible debt, prior to April 24, 2026 (see Note 9) and warrants to investors and placement agents (see Note 14) qualify for the derivative scope exception under ASC 815 and are therefore presented as a component of Stockholders’ Equity on the interim unaudited condensed balance sheets without subsequent fair value re-measurement.

The issuance of warrants in conjunction with convertible debt, on April 24, 2026 (see Note 9) are liability-classified, as they do not meet the fixed-for-fixed criterion under ASC 815-40. The Company separately assessed whether these warrants meet the definition of a derivative under ASC 815 and determined they do not, as the net settlement criterion is not met. These warrants are initially recorded at fair value and are subsequently re-measured at each reporting period, with changes in fair value recognized in the statements of operations. The classification and derivative assessments are reassessed at each reporting period, as a change in facts could affect the derivative classification.

Net loss per share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average shares outstanding during the period. Diluted net loss per share takes into account the potential dilution that could occur if securities or other contracts to issue shares, such as stock options, warrants, and unvested restricted stock units, were exercised and converted into common shares and the impact would not be antidilutive. Diluted net loss per share is computed by dividing net loss available to common shareholders by the weighted average shares outstanding during the period, increased by the number of additional shares that would have been outstanding if the potential shares had been issued and were dilutive. Contingently issuable shares are included in basic net loss per share only when there is no circumstance under which those shares would not be issued.

Advertising

Advertising and marketing costs are expensed as incurred. During the three months ended June 30, 2026 and 2025, advertising costs incurred by the Company totaled $1,074 and $23,795, respectively. During the six months ended June 30, 2026 and 2025, advertising costs incurred by the Company totaled $2,074 and $44,387, respectively. Advertising and marketing costs are included in selling, general and administrative expenses in the accompanying interim unaudited condensed statements of operations.

Deferred Financing Costs

Deferred financing costs relating to the Company’s convertible notes payable are deferred and amortized ratably over the life of the debt using the straight-line method. Deferred financing costs are included as an addition to interest expense on the interim unaudited condensed statements of operations and are included in Convertible notes payable, net of debt discount on the interim unaudited condensed balance sheets.

Shipping and Handling Costs

The Company accounts for shipping and handling activities as fulfillment activities. As such, the Company does not evaluate shipping and handling as promised services to its customers. Shipping and handling costs are included in cost of revenues in the accompanying interim unaudited condensed statements of operations.

Leases

The Company is a lessee in multiple noncancelable operating and financing leases. If the contract provides the Company with the right to substantially all the economic benefits and the right to direct the use of the identified asset, it is generally considered to be or contain a lease. Right-of-Use (ROU) assets and lease liabilities are recognized at the lease commencement date based on the present value of the future lease payments over the expected lease term. The ROU asset is also adjusted for any lease prepayments made, lease incentives received, and initial direct costs incurred.

The lease liability is initially and subsequently recognized based on the present value of its future lease payments. Variable payments are included in the future lease payments when those variable payments depend on an index or a rate. Increases (decreases) to variable lease payments due to subsequent changes in an index or rate are recorded as variable lease expense (income) in the future period in which they are incurred.

The discount rate used is the implicit rate in the lease contract, if it is readily determinable, or the Company’s incremental borrowing rate. The Company uses the incremental borrowing rate based on the information available at the commencement date for all leases. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms and in a similar economic environment.

The ROU asset for operating leases is subsequently measured throughout the lease term at the amount of the remeasured lease liability (i.e., present value of the remaining lease payments), plus unamortized initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received, and any impairment recognized. Operating leases with fluctuating lease payments: For operating leases with lease payments that fluctuate over the lease term, the total lease costs are recognized on a straight-line basis over the lease term. The ROU asset for finance leases is amortized on a straight-line basis over the economic life of the asset as the financing leases include an option to purchase the underlying asset that the Company is reasonably certain to exercise.

For all underlying classes of assets, the Company has elected the practical expedient to not recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less at lease commencement. The Company recognizes short-term lease cost on a straight-line basis over the lease term.

Stock-Based Compensation

The Company accounts for stock awards issued under ASC 718, Compensation – Stock Compensation (“ASC 718”). The Company classifies awards granted to employees, directors and non-employee consultants as either equity-classified or liability-classified based on the terms of the award. Equity-classified awards are measured at the grant-date fair value and recognized as compensation expense over the requisite service period, which is generally the vesting period. Equity-classified awards are not subsequently remeasured. As of June 30, 2026 and December 31, 2025, all stock awards issued were equity-classified.

Stock-based compensation is recognized as an expense over the employee’s requisite vesting period and over the non-employee’s period of providing goods or services. The fair value of each stock option or warrant award is estimated on the date of grant using the Black-Scholes option valuation model or the Monte Carlo simulation method.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the basis of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. As of June 30, 2026 and December 31, 2025, the Company recorded a valuation allowance equal to the full recorded amount of its net deferred tax assets since it is more-likely-than-not that benefits from its deferred tax assets will not be realized. The valuation allowance is reviewed quarterly and is maintained until sufficient positive evidence exists to support its reversal.

The Company recognizes the impact of an uncertain tax position if the position will more likely than not be sustained upon examination by a taxing authority, based on the technical merits of the position. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of June 30, 2026 and December 31, 2025, the Company had no unrecognized tax benefits and as such, no liability, interest or penalties were required to be recorded. The Company does not expect this to change significantly in the next twelve months.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recover or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is entirely dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

The Company files income tax returns in the U.S. federal jurisdiction and the State of Maryland.

Accounting Pronouncements

Recently Issued and Adopted Pronouncements

In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which adds an illustrative example clarifying whether profits interest and similar awards should be accounted for as share-based payment arrangements under ASC 718 or under other guidance such as ASC 710. The Company’s share-based awards consist of restricted stock units and stock options accounted for as equity-classified awards under ASC 718, and the Company has not granted profits interest or similar awards. Accordingly, the adoption of ASU 2024-01 did not have an impact on the Company’s condensed financial statements as adopted on January 1, 2026.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. We are also a “smaller reporting company,” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be permitted to do so for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. The amendments also require disclosure of all annual segment profit or loss and asset disclosures in interim periods and provide expanded disclosure requirements for entities with a single reportable segment.

ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company adopted ASU 2023-07 for its year ended December 31, 2024, in accordance with the required effective date for non-accelerated filers. The adoption did not impact the Company’s financial position, results of operations, or cash flows; however, it resulted in enhanced segment disclosures in the notes to the financial statements in accordance with ASC 280, Segment Reporting. These enhancements include the identification of significant segment expense categories, disclosure of the measures of segment profit or loss used by the Chief Operating Decision Maker (“CODM”), related reconciliations to the most comparable GAAP measure, and expanded disclosures for entities with a single reportable segment.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as reconciling items that meet a quantitative threshold. Further, the ASU requires additional disclosures on income tax expense and taxes paid, net of refunds received, by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024 on a prospective basis with the option to apply it retrospectively. Early adoption is permitted. The Company adopted ASC 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements.

Recently Issued but Not Yet Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient permitting an entity to assume that current conditions as of the balance sheet date do not change over the remaining life of current accounts receivable and current contract assets arising from transactions accounted for under ASC 606 when developing reasonable and supportable forecasts used to estimate expected credit losses. The guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those periods, applied prospectively, with early adoption permitted. Given the short-term nature of the Company’s accounts receivable and its history of no material credit losses, the adoption of ASU 2025-05 does not anticipate a material impact on the Company’s condensed financial statements when effective.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the criteria for determining whether the settlement of a convertible debt instrument should be accounted for as an induced conversion or as a debt extinguishment. The guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those periods, with early adoption permitted for entities that have adopted ASU 2020-06, and may be applied prospectively or retrospectively. The Company considered ASU 2024-04 in connection with its convertible notes payable. Conversions of the Company’s convertible notes occurred in accordance with the instruments’ original contractual conversion terms and did not involve modifications to those terms to induce conversion; accordingly, ASU 2024-04 does anticipate a material impact on the Company’s condensed financial statements when effective.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses to expand the disclosure requirements for certain costs and expenses. In January 2025, FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03 as periods beginning after December 15, 2026 for annual reporting, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on its financial statements.

NOTE 3 — INVENTORIES

Inventories, net consisted of the following at:

	June 30, 2026	December 31, 2025
Finished products	$165,923	$319,131
Raw materials	483,000	472,863
Work in progress	158,661	146,470
Inventory, gross	807,584	938,464
Allowance for obsolete inventory	(20,105)	(20,105)
Total inventory, net	$787,479	$918,359

Net Loss from Liquidation of Raw Materials

The net loss on liquidation of raw materials for the three months ended June 30, 2026 and 2025 was $0 and $298,771, respectively, and for six months ended June 30, 2026 and 2025 was $0 and $684,960, respectively, attributable to the liquidation of certain raw material inventory outside the normal course of operations to support operating cash flow and working capital management, which resulted in proceeds below the inventory’s carrying value.

NOTE 4 — PREPAID ASSETS

Prepaid assets consist of the following at:

	June 30, 2026	December 31, 2025
Prepaid insurance	$20,222	$35,389
Prepaid drone development (Note 17)	1,023,687	—
Prepaid other	211,171	10,803
Total prepaid assets	$1,255,080	$46,192

NOTE 5 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following at:

Classification	June 30, 2026	December 31, 2025
Vehicles	$447,700	$340,210
Leasehold improvements	1,690,532	1,656,123
Office furniture and fixtures	60,328	60,328
Tooling, machinery and equipment	11,406,922	9,876,922
Total property and equipment	13,605,482	11,933,583
Less: Accumulated depreciation and amortization	(4,347,000)	(3,731,626)
Property and equipment, net	$9,258,482	$8,201,957

Depreciation and amortization expense was $347,135 and $333,177 for the three months ended June 30, 2026 and 2025, respectively. Depreciation and amortization expense was $682,374 and $665,743 for the six months ended June 30, 2026 and 2025, respectively.

NOTE 6 — ACCRUED LIABILITIES

Accrued liabilities consisted of the following at:

	June 30, 2026	December 31, 2025
Accrued outstanding lease payments	$40,098	$22,439
Accrued professional fees	54,758	106,120
Accrued utilities	—	10,991
Accrued employee compensation	51,360	25,109
Accrued contractor costs	267,000	267,000
Total accrued liabilities	$413,216	$431,659

NOTE 7 — OPERATING LEASES

On March 18, 2021, the Company entered into a lease agreement with New Heights Industrial Park, LLC for a new office and manufacturing space totaling 71,500 square feet in Hagerstown, Maryland. The lease commenced upon the Bureau of Alcohol, Tobacco, Firearms and Explosives (ATF) manufacturing certification received on May 22, 2022, and shall expire 84 months thereafter. The initial monthly rent was $31,877 with annual increases of 3% per annum. The lease agreement grants the Company two successive five-year extension options, with rent for each extension term commencing at 103% of the prior year’s annual rent, subject to timely notice and the absence of default.

Components of operating lease were as follows:

	June 30, 2026	December 31, 2025
Operating lease right-of-use lease asset	$2,465,275	$2,465,275
Accumulated amortization	(1,371,782)	(1,193,637)
Net balance	$1,093,493	$1,271,638

Lease liability, current portion	$387,521	$372,665
Lease liability, long term	791,469	988,471
Total operating lease liabilities	$1,178,990	$1,361,136

Weighted Average Remaining Lease Term – operating leases	34 months	40 months

Weighted Average Discount Rate – operating leases	4.5%	4.5%

Future minimum lease payments under this operating lease as of June 30, 2026, were as follows:

2026 (remainder of year)	$215,268
2027	439,146
2028	452,320
2029	152,252
Total lease payments	1,258,986
Less imputed interest	(79,996)
Maturities of lease liabilities	$1,178,990

Total operating lease expense for the three and six months ended June 30, 2026 and 2025, was $103,543 and $207,086 respectively, and is recorded in selling, general, and administrative expenses in the accompanying interim unaudited condensed statements of operations.

Supplemental cash flows information related to leases was as follows:

	June 30, 2026	June 30, 2025
Cash paid for amounts included in the measurement of lease liability:

Operating cash flows from operating lease	$211,088	$204,939

NOTE 8 — FINANCING LEASES

On February 8, 2023, the Company entered into an equipment financing agreement with Utica Leaseco, LLC (“Utica”), pursuant to a Master Lease Agreement, (“Master Lease Agreement”), between Utica, as lessor, and the Company as the lessee (collectively, the “Lessee”). Under the Master Lease Agreement, Utica loaned an aggregate of $1,800,000 for certain of the Company’s equipment listed therein (the “Equipment”), which it leases to the Lessee. The initial term of the Master Lease Agreement was for 51 months. Under the Master Lease Agreement, the Lessee agreed to pay an initial monthly rent of $50,040. The Lessor will have the option to charge Lessee a surcharge of 1% of the monthly payment amount per month for every 0.25% that the prime rate of Renasant Bank exceeds 5.5%.

On August 31, 2023, the parties entered into a second equipment schedule to the Master Lease Agreement, pursuant to which Utica loaned an aggregate of $1,500,000 for certain equipment listed therein. The term of the second equipment schedule is 48 months and agreed monthly payments are $44,250. The Lessor will have the option to charge Lessee a surcharge of 1% of the monthly payment amount per month for every 0.25% that the prime rate of Renasant Bank exceeds 8.25%.

If any rent is not received by Utica within five (5) calendar days of the due date, the Lessee shall pay a late charge equal to ten (10%) percent of the amount. In addition, in the event that any payment is not processed or is returned on the basis of insufficient funds, upon demand, the Lessee shall pay Utica a charge equal to five percent (5%) of the amount of such payment. The Lessee is also required to pay an annual administration fee of $5,000 for each agreement.

Upon the expiration of the term of the Master Lease Agreement, the Lessee is required to pay, together with all other amounts then due and payable under the Master Lease Agreement, in cash, an end of term buyout price equal to the lesser of: (a) $90,000 for the initial lease and $75,000 for the second lease (five percent (5%) of the Total Invoice Cost (as defined in the Master Lease Agreement)).

Provided that no default under the Master Lease Agreement has occurred and is continuing beyond any applicable grace or cure period, the Lessee has an early buy-out option with respect to all but not less than all of the Equipment, upon the payment of any outstanding rental payments or other fees then due, plus an additional amount set forth in the Master Lease Agreement, which represents the anticipated fair market value of the Equipment as of the anticipated end date of the Master Lease Agreement. In addition, the Lessee shall pay Utica an administrative charge to be determined by Utica to cover its time and expenses incurred in connection with the exercise of the option to purchase, including, but not limited to, reasonable attorney fees and costs. Furthermore, upon the exercise by the Lessee of this option to purchase the Equipment, the Lessee shall pay all sales and transfer taxes and all fees payable to any governmental authority as a result of the transfer of title of the Equipment to Lessee.

In connection with the Master Lease Agreement, the Lessee granted a security interest on all of its right, title and interest in and to: (i) the Equipment, together with all related software (embedded therein or otherwise) and general intangibles, all additions, attachments, accessories and accessions thereto whether or not furnished by the supplier; (ii) all accounts, chattel paper, deposit accounts, documents, other equipment, general intangibles, instruments, inventory, investment property, letter of credit rights and any supporting obligations related to any of the foregoing; (iii) all books and records pertaining to the foregoing; (iv) all property of such Lessee held by Utica, including all property of every description, in the custody of or in transit to Utica for any purpose, including safekeeping, collection or pledge, for the account of such Lessee or as to which such Lessee may have any right or power, including but not limited to cash; and (v) to the extent not otherwise included, all insurance, substitutions, replacements, exchanges, accessions, proceeds and products of the foregoing.

At June 30, 2026 and December 31, 2025, supplemental information related to the collateralized assets of the finance leases was as follows:

	June 30, 2026	December 31, 2025
Equipment	$9,000,000	$9,000,000
Accumulated depreciation	(2,990,323)	(2,540,323)
Net balance	$6,009,677	$6,459,677

The following table presents information about the amount and timing of the liability arising from the Company’s financing lease as of June 30, 2026:

Future Minimum Financing Lease Payments	Finance Lease Liability
2026 (remainder of year)	$472,103
2027	843,320
Total undiscounted financing lease payments	1,315,423
Unamortized debt discount	(48,723)
Financing lease liability - current portion	(1,037,003)
Present value of financing lease liability	$229,697
Weighted average remaining lease term	1.18 Years
Weighted average discount rate	22.6%

NOTE 9 — CONVERTIBLE DEBT

Summary of Convertible Notes Payable

	June 30, 2026	December 31, 2025
April 24, 2026, principal of $15,615,385 and accrued interest of $171,983, net of unamortized OID interest of $4,462,150, and unamortized debt discount of $2,572,765 as of June 30, 2026	$8,752,453	$—
December 2, 2025, principal of $45,400 and accrued PIK interest of $2,612 and $361, net of unamortized OID interest of $3,327 and $5,114 and unamortized debt discount of $5,095 and $7,832 as of June 30, 2026 and December 31, 2025, respectively	39,590	32,815
August 8, 2025, principal of $227,000, and accrued PIK interest of $20,275 and $9,018, net of unamortized OID interest of $10,967 and $19,868 and unamortized debt discount of $26,357 and $47,750 as of June 30, 2026 and December 31, 2025, respectively	209,951	168,400
May 8, 2025, principal of $340,500 and accrued PIK interest of $38,994 and $22,109, net of unamortized OID interest of $9,664 and $23,016 and unamortized debt discount of $23,281 and $55,447 as of June 30, 2026 and December 31, 2025, respectively	346,549	284,146
Total of convertible notes payable	9,348,543	485,361
Convertible notes payable, net of debt discount - current portion	(9,348,543)	(284,146)
Convertible notes payable, net of debt discount - long-term portion	$—	$201,215

Senior Secured Promissory Notes Outstanding as of June 30, 2026

April 2026 Convertible Notes

On April 24, 2026 (the “Original Issuance Date”), the Company entered into a securities purchase agreement with certain related parties, pursuant to which the Company issued senior secured convertible promissory notes in the principal amount of $15,615,385 (the “Notes”) including Original issue discount (“OID”) of $5,465,385, and matures twelve (12) months from the Original Issuance Date. The cash proceeds received by the Company were $10,150,000. The Company intends to use the net proceeds for working capital and general corporate purposes. The Notes bear interest at a rate of 6% per annum per annum on the original outstanding principal amount.

In connection with the issuance of the Notes, the accredited investors were also issued a total of 507,500 six month warrants to purchase shares of the Company’s common stock at an exercise price of $8.00 per share (the “Warrant Shares”). If, while the Warrant Shares are outstanding, the Company issues common stock for consideration per share less than $8.00, the exercise price of the Warrant Shares will be reduced to the latest common stock issuance price.

December 2, 2025 Convertible Notes Payable - Investor A

On December 2, 2025 (the “Issuance Date”), the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an investor, pursuant to which the Company issued a senior secured convertible promissory note in the principal amount of $40,000 (the “Note”) plus OID of $5,400, on the date on which is eighteen (18) months from the Original Issue Date (the “Maturity Date”). The proceeds received by the Company were $40,000. The Company intends to use the net proceeds for working capital and general corporate purposes. The Note has a maturity date of eighteen months from the Issuance Date. The Note bears interest at a rate of 10% per annum per annum paid-in-kind (“PIK interest”) quarterly, with a minimum guaranteed interest of six months on the original outstanding principal amount.

In connection with the issuance of the Note, the investor was also issued a total of 20,000 five-year warrants to purchase shares of the Company’s common stock at an exercise price of $0.50 per share (the “Warrant shares”). The Warrants include a full-ratchet anti-dilution provision that adjusts the exercise price if the Company issues equity securities at a price below $0.50 per share.

August 8, 2025 Convertible Notes Payable - Investor B

On August 8, 2025 (the “Issuance Date”), the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an investor, pursuant to which the Company issued a senior secured convertible promissory note in the principal amount of $200,000 (the “Note”) plus OID of $27,000, on the date on which is eighteen (18) months from the Original Issue Date (the “Maturity Date”). The proceeds received by the Company were $200,000. The Company intends to use the net proceeds for working capital and general corporate purposes. The Note has a maturity date of eighteen months from the Issuance Date. The Note bears interest at a rate of 10% per annum per annum paid-in-kind (“PIK interest”) quarterly, with a minimum guaranteed interest of six months on the original outstanding principal amount.

In connection with the issuance of the Note, the investor was also issued a total of 100,000 five-year warrants to purchase shares of the Company’s common stock at an exercise price of $0.50 per share (the “Warrant shares”). The Warrants include a full-ratchet anti-dilution provision that adjusts the exercise price if the Company issues equity securities at a price below $0.50 per share.

May 8, 2025 Convertible Notes Payable - Investor C

On May 8, 2025 (the “Issuance Date”), the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an investor, pursuant to which the Company issued a senior secured convertible promissory note in the principal amount of $300,000 (the “Note”) plus OID of $40,500, on the date on which is eighteen (18) months from the Original Issue Date (the “Maturity Date”). The proceeds received by the Company were $300,000. The Company intends to use the net proceeds for working capital and general corporate purposes. The Note has a maturity date of eighteen months from the Issuance Date. The Note bears interest at a rate of 10% per annum per annum paid-in-kind (“PIK interest”) quarterly, with a minimum guaranteed interest of six months on the original outstanding principal amount.

In connection with the issuance of the Note, the investor was also issued a total of 150,000 five-year warrants to purchase shares of the Company’s common stock at an exercise price of $0.50 per share (the “Warrant shares”). The Warrants include a full-ratchet anti-dilution provision that adjusts the exercise price if the Company issues equity securities at a price below $0.50 per share.

NOTE 10 — NOTE PAYABLE

On May 6, 2025, the Company entered into a note payable in the principal amount of $38,692 to finance the purchase of a vehicle. The note bears interest at a fixed annual rate of 5.44% and matures in May 2030. The note requires monthly principal and interest payments and is secured by the underlying vehicle. As of December 31, 2025, the outstanding principal balance was $34,689. The note was repaid in full in January 2026.

NOTE 11 — STOCKHOLDERS’ EQUITY

The Company is authorized to issue 500,000,000 and 100,000,000 common shares, par value $0.0001 per share as of June 30, 2026 and December 31, 2025, respectively, and 1,000,000 and 1,000,000 shares of preferred stock, par value $0.0001 per share as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, the Company had 49,152,702 and 44,500,111 common shares issued and outstanding, respectively. The common shares entitle the holder thereof to one vote per share on all matters coming before the shareholders of the Company for a vote. No shares of preferred stock have been issued or designated by First Breach, Inc.

LLC conversion to C-Corp.

On October 22, 2021, First Breach, LLC converted from a Delaware limited liability company to a Delaware corporation, First Breach, Inc. The Certificate of Incorporation of First Breach, Inc. authorizes the issuance of 100,000,000 shares of common stock and 1,000,000 shares of preferred stock. No shares of preferred stock have been issued or designated by First Breach, Inc. The former equity unit holders of First Breach, LLC were issued 16,235,000 shares of common stock following the limited liability company’s conversion to a Delaware corporation.

Amended and Restated Certificate of Incorporation

On January 19, 2026, the Company’s Board of Directors and stockholders approved an Amended and Restated Certificate of Incorporation. The Restated Certificate, among other matters, (i) authorizes the issuance of preferred stock in one or more series with terms to be determined by the Board, (ii) provides for one vote per share of common stock, and (iii) increases the authorized number of shares of common stock from 100,000,000 to 500,000,000 shares.

Share issuances

During the six months ended June 30, 2026, the Company issued an aggregate of 23,001 shares of common stock, with a fair value of $184,008, to consultants in connection with a public relations agreement and an investor relations agreement for services to be rendered through September 30, 2026 and April 3, 2027, respectively.

NOTE 12 — CUSTOMER AND SUPPLIER CONCENTRATION

Significant dealers and suppliers are those that account for greater than 10% of the Company’s revenues and purchases.

During the three months ended June 30, 2026, the Company had sales to five individual customers over 10% of total sales, which represented 24%, 23%, 23%, 22% and 16% of total sales. During the three months ended June 30, 2025, the Company had sales to one individual customers over 10% of total sales, which represented 94% of total sales.

During the six months ended June 30, 2026, the Company had sales to three individual customers over 10% of total sales, which represented 43%, 24% and 12% of total sales. During the six months ended June 30, 2025, the Company had sales to three individual customers over 10% of total sales, which represented 82%, 14% and 18% of total sales.

The Company is dependent on third-party manufacturers and distributors for certain materials utilized in the manufacturing process. During the three months ended June 30, 2026, the Company purchased 63% of raw materials from three vendors. During the three months ended June 30, 2025, the Company purchased 100% of raw materials from one vendor. The Company believes there are other suppliers that could be substituted should this supplier become unavailable or non-competitive.

During the six months ended June 30, 2026, the Company purchased 98% of raw materials from four vendors. During the six months ended June 30, 2025, the Company purchased 100% of raw materials from one vendor. The Company believes there are other suppliers that could be substituted should this supplier become unavailable or non-competitive.

NOTE 13 — STOCK-BASED COMPENSATION

Equity Compensation Plan

On January 22, 2026, the board of directors (the “Board”) of the Company approved the 2026 Equity Incentive Plan (the “2026 Plan”), which permits the grant of incentive share options (“ISOs”), non-qualified share options, performance unit awards, restricted share awards, restricted unit awards (“RSUs”), share appreciation rights and other stock awards (collectively, the “Awards” or “Award”) to employees, directors and consultants of the Company. The Company initially reserved 12 million shares of common stock (the “Share Reserve”) for issuance of awards under the 2026 Plan. The Share Reserve will automatically increase on January 1 of each year for a period of up five years commencing on January 1, 2026 and ending on and including January 1, 2031, in an amount equal to fifteen percent (15%) of the total number of shares of common stock outstanding on December 31, of the immediately preceding year. As of June 30, 2026, the number of shares available for issuance under the 2026 Plan was 2,000,000.

In the event of any recapitalization or otherwise changes its capital structure, or other such transaction as defined in the 2026 Plan, thereafter upon any exercise or satisfaction of a previously granted Awards, holders of such are entitled to receive (or purchase, if applicable) under such Award, in lieu of the number of common stock then covered by such Award, what the holder would have been entitled to pursuant to the terms of any such event. No fractional shares or rights for fraction shares of common stock shall be issued under the 2026 Plan.

Stock Options and Restricted Unit Awards

During the six months ended June 30, 2026, the Company’s Board approved grants for an aggregate of 10,000,000 RSUs to certain officers of the Company. The RSUs are subject to both time-based and market-based vesting conditions. The time-based RSUs vest in three tranches in April 2026, July 2026, and October 2026. There were 4,062,500 RSUs that vested during the six months ended June 30, 2026. No stock options were granted during the six months ended June 30, 2026, 2026. Stock-based compensation expense is measured based on the fair value of awards in accordance with ASC 718. Equity-classified awards are measured at their grant-date fair value and are not subsequently remeasured. The cost of stock-based compensation is recognized over the requisite service period, which is generally the vesting period of the respective award. There were no approved grants of RSUs issued during the six months ended June 30, 2025.

Stock Options

The following table summarizes the Company’s ISO activity and related information for the six months ended June 30, 2026:

	Number of Options	Weighted Avg Exercise Price	Weighted Average Contractual Term in Years
Outstanding at January 1, 2026	15,113,046	$1.07	7.44
Granted	—	—	—
Exercised	—	—	—
Forfeited, cancelled and expired	—	—	—
Outstanding at June 30, 2026	15,113,046	$1.07	6.94
Exercisable at June 30, 2026	14,768,046	$1.07	6.89

As of June 30, 2026, vested outstanding stock options had approximately $29,214,092 intrinsic value as the estimated fair value of the underlying common stock is greater than the exercise price. As of June 30, 2026, there was approximately $215,890 of total unrecognized share-based compensation related to unvested stock options, which the Company expects to recognize over the next 1.1 years. The Company did not grant any stock options, and there was no stock option activity during six months ended June 30, 2025.

The Company determined the fair market value of its Common Stock underlying the stock options based upon recent sales of securities.

The risk-free interest rate assumption for options granted is based upon observed interest rates on the United States government securities appropriate for the expected term of the Company’s employee stock options.

The Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. Accordingly, the Company has elected to use the “simplified method” to estimate the expected term of its share-based awards. The simplified method computes the expected term as the sum of the award’s vesting term plus the original contractual term divided by two.

Based on the lack of historical data of volatility for the Company’s common stock, the Company based its estimate of expected volatility on a weighted average of the historical volatility of comparable public companies that manufacture similar products and are similar in size, stage of life cycle, and financial leverage.

The dividend yield assumption for options granted is based on the Company’s history and expectation of dividend payouts. The Company has never declared or paid any cash dividends on its Common Stock, and the Company does not anticipate paying any cash dividends in the foreseeable future.

The Company recognizes stock option forfeitures as they occur as there is insufficient historical data to accurately determine future forfeitures rates.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period.

Restricted Unit Issuances

On January 23, 2026, the Company granted RSUs under the stock equity incentive plan to officers. The Company granted the CEO an award covering 6,000,000 shares of common stock, pursuant to which 2,437,500 shares vest on April 1, 2026, 1,687,500 shares vest on July 1, 2026 and 1,312,500 shares vest on October 1, 2026, in each case subject to continued service, and the remaining 562,500 shares vest upon the Company achieving specified fully diluted market capitalization thresholds of $250 million, $500 million and $750 million, with 187,500 shares vesting upon the achievement of each such milestone. On the same date, the Company granted the President an award covering 4,000,000 shares of common stock, pursuant to which 1,625,000 shares vest on April 1, 2026, 1,125,000 shares vest on July 1, 2026 and 875,000 shares vest on October 1, 2026, in each case subject to continued service, and the remaining 375,000 shares vest upon the Company achieving specified fully diluted market capitalization thresholds of $250 million, $500 million and $750 million, with 125,000 shares vesting upon the achievement of each such milestone. Each award is subject to the terms and conditions of the applicable award agreement and the stock equity incentive plan.

The following table summarizes the Company’s time based RSU activity for the six months ended June 30, 2026:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested as of December 31, 2025	—	$—
Granted	9,062,500	3.00
Vested	(4,062,500)	3.00
Forfeited or cancelled	—	—
Unvested as of June 30, 2026	5,000,000	$3.00

As of June 30, 2026, there was approximately $6,525,000 of total unrecognized share-based compensation related to unvested time-based RSUs, which the Company expects to recognize over the next 0.26 years.

None of the market based RSUs vested during the six months ended June 30,2026. As of June 30, 2026, there was approximately $1,568,334 of total unrecognized share-based compensation related to unvested market-based RSUs, which the Company expects to recognize over the next 3.74 years. The weighted average grant date fair value of the market-based RSUs unvested is $2.87 as of June 30. 2026. There were no approved grants of RSUs issued during the six months ended June 30, 2025.

The Company classifies stock-based compensation expense in the interim unaudited condensed statement of operations in the same manner in which the award recipient’s costs are classified in the interim unaudited condensed statement of operations. Total stock-based compensation expense for the three months ended June 30, 2026 and 2025 was $8,959,825 and $0, respectively. Total stock-based compensation expense for the six months ended June 30, 2026 and 2025 was $21,962,399 and $0, respectively.

NOTE 14 — WARRANTS

During the six months ended June 30, 2026, the Company issued 507,500 six-month warrants to purchase shares of the Company’s common stock at an exercise price of $8.00 per share in conjunction with convertible notes issued on April 24, 2026. The warrants include a full-ratchet anti-dilution provision that adjusts the exercise price if the Company issues equity securities at less than $8.00 per share. These warrants are liability-classified, as they do not meet the fixed-for-fixed criterion under ASC 815-40 (refer Note 2 for details).

During the six months ended June 30, 2025, the Company issued an aggregate of 675,000 five-year warrants to purchase shares of the Company’s common stock at an exercise price of $0.50 per share in conjunction with the convertible notes. The warrants were issued on January 15, 2025 (250,000) and April 18, 2025 (150,000 warrants), May 8, 2025 (150,000 warrants), and May 25, 2025 (125,000 warrants). The warrants include a full-ratchet anti-dilution provision that adjusts the exercise price if the Company issues equity securities at less than $0.50 per share.

The following table shows a summary of common stock warrants for the six months ended June 30, 2026:

Number of	Weighted Average Exercise Warrants	Price	Weighted Average Contractual Term in Years
Outstanding at January 1, 2026	16,223,996	$1.06	1.41
Granted	507,500	8.00	—
Exercised	—	—	—
Forfeited	—	—	—
Cancelled	—	—	—
Expired	—	—	—
Outstanding at June 30, 2026	16,731,496	$1.27	1.04
Exercisable at June 30, 2026	16,731,496	$1.27	1.04

NOTE 15 - LOSS PER SHARE

Basic and diluted net loss per share was determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three months ended, June 30		Six months ended, June 30
Basic and diluted net loss per share	2026	2025	2026	2025

Numerator:
Net loss	$(13,876,277)	$(2,237,988)	$(28,523,232)	$(3,808,163)
Denominator:
Weighted-average shares outstanding	54,112,845	37,784,611	52,767,635	37,784,611
Net loss per share of common stock - Basic and Diluted	$(0.26)	$(0.06)	$(0.54)	$(0.10)

The following warrants to purchase common stock, RSUs, and options to purchase common stock have been excluded from the computation of net loss per share of common stock for the periods presented because including them would have had an anti-dilutive effect:

	Three months ended, June 30		Six months ended, June 30
	2026	2025	2026	2025
Warrants to purchase common stock	16,731,496	17,628,996	16,731,496	17,628,996
RSUs	937,500	—	937,500	—
Options to purchase common stock	15,113,046	15,113,046	15,113,046	15,113,046
	32,782,042	32,742,042	32,782,042	32,742,042

NOTE 16 - RELATED PARTY TRANSACTIONS

Executive Compensation

The Company employs two related parties consisting of CEO and COO who serve in executive and management roles. During the three and six months ended June 30, 2026, the Company paid or accrued aggregate compensation, including salaries, discretionary bonuses, and other employee-related benefits, of approximately $809,000 and $485,000, respectively, to these related parties.

Restricted Unit Awards

On January 23, 2026, the Company granted an aggregate of 10,000,000 shares of RSUs to certain related parties. The RSUs are subject to vesting upon the satisfaction of both time-based and market-based conditions (see Note 13).

April 2026 Convertible Notes

On April 24, 2026, the Company entered into a securities purchase agreement with certain related parties with a principal amount of $15,615,385, including OID of $5,465,385 (see Note 18).

Employee Loan Payable

During the six months ended June 30, 2026, the Company had an unsecured loan payable to an employee (the “Employee Loan”). The outstanding balances amount to $121,739 as of June 30, 2026 and December 31, 2025.

There is no formal written loan agreement, stated maturity date, or stated interest rate associated with the Employee Loan. The Employee Loan is payable on demand. Because the Employee Loan does not bear stated interest, management evaluated the requirements of ASC 835-30, Imputation of Interest. Given (i) the short-term nature of the borrowing, (ii) the related-party nature of the transaction, and (iii) the absence of a stated repayment schedule, management determined that imputing interest would not have a material impact on the financial statements. Accordingly, no interest expense has been recorded in connection with the Employee Loan.

The Employee Loan is classified as a current liability on the accompanying interim unaudited condensed balance sheets as of June 30, 2026 and December 31, 2025.

Related Party Loan Payable

On November 6, 2025, the Company entered into a promissory note agreement (the “Related Party Note”) with a related party. The Related Party Note provides for a principal amount of $50,000 and bears interest at a rate of 6% per annum.

The Related Party Note matures and becomes due and payable in a single balloon payment consisting of all unpaid principal and accrued interest ninety (90) calendar days following the date on which the Company’s common stock is publicly listed on a national securities exchange in the United States. The Company may prepay the Related Party Note, in whole or in part, at any time without penalty. As of June 30, 2026 and December 31, 2025, the outstanding principal balance under the Related Party Note was $50,000.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Joint Venture

The Company entered into a joint venture agreement with IdeaForge Technology Inc., (“IdeaForge”) on September 23, 2025 (the “IdeaForge JV Agreement”), as amended on March 11, 2026 (the “IdeaForge JV Amending Agreement”), together with the IdeaForge JV Agreement, the “JV Agreement” ), pursuant to which the parties agreed to form First Forge Technology Inc., a Delaware entity (the “Joint Venture”). The core objective of the Joint Venture is to co-develop and manufacture high-performance drones that are fully compliant with U.S. regulatory and defense standards, as well as the development of new intellectual property and drone technology, while being certified and labeled as “Made in the USA.” Pursuant to the JV Agreement, the Company and IdeaForge are each entitled to 50% of the outstanding equity interests of the Joint Venture, with each party to be issued 5,000 shares for a purchase price of $1.00 upon issuance.

On March 11, 2026, the Joint Venture amended its certificate of incorporation to authorize and designate a new class of Series A Preferred Stock. The Series A Preferred Stock is non-voting, non-convertible, does not carry dividend or liquidation preference rights and does not otherwise participate in the governance or economic rights of the Joint Venture (“JV Preferred Shares”).

Obligations of the Joint Venture

Pursuant to the JV Agreement, the Company agreed, among other things, to (i) make a total capital contribution to the Joint Venture in such amount as may be required for its operations and as agreed between the parties, which shall include a capital contribution of up to $25,000,000 (“Capital Contribution”), of which a first tranche of $10,000,000 shall be invested on or before December 31, 2026 and applied toward the Capital Contribution, with the remaining balance to be invested on or before December 31, 2027, each of which amounts may be adjusted by mutual agreement of the parties, and which investment may be made through the purchase of JV Preferred Shares; (ii) facilitate the provision of a demarcated manufacturing facility for manufacturing services, including through lease assistance; (iii) provide the Joint Venture with such technical know-how, expertise and operational assistance as may be reasonably required in connection with obtaining applicable licenses, permits, approvals and regulatory clearances; and (iv) support the Joint Venture’s commercial development efforts by sharing relevant customer contacts in the defense, law enforcement and related sectors globally.

Drone Development

On May 1, 2026, the Company entered into a master services agreement with Hellbender Inc. (“Hellbender”) for the design, engineering, and prototyping of two attributable drone platforms (the “Hellbender Agreement”). The Hellbender Agreement has an estimated total contract value of approximately $3,000,000. The estimated service period for the Hellbender Agreement is approximately eleven months. For the six months ended June 30, 2026, the Company funded $1,150,000 of the commitment and has incurred $126,313 in costs associated with the Hellbender Agreement and the remaining balance is a prepaid expense of $1,023,687.

Equity Line of Credit

On May 21, 2026, the company entered into a Equity Line of Credit Agreement (the “ELOC Agreement”) with certain accredited investors (the “ELOC Investors”), pursuant to which the Company can issue $50,000,000 in Common Stock. The term of the ELOC Agreement is thirty six (36) months from the date of the agreement. Under the ELOC Agreement, the Company may, at its sole discretion, deliver purchase notices to ELOC Investors directing them to purchase shares of the Company’s Common Stock at a purchase price equal to 97% of the volume-weighted average price of the Common Stock during a specified pricing period. During the period ended June 30, 2026, no such notices were delivered for the ELOC. In connection with the ELOC Agreement, the Company has paid $25,000 in legal expenses. There are no commitment fees associated with the ELOC Agreement.

Litigation

The Company may be subject to legal proceedings and claims that arise in the ordinary course of business. Management is not currently aware of any matters that will have a material effect on the financial position, results of operations, or cash flows of the Company.

NOTE 18 - SUBSEQUENT EVENTS

The Company evaluated subsequent events occurring through the date these interim unaudited condensed financial statements were issued (or available to be issued). Based on this evaluation, the Company identified the following non-recognized subsequent events.

Nasdaq Listing

On August 20, 2026, the Company’s common stock commenced trading on the Nasdaq Capital Market under the ticker symbol “FBDT”, marking the completion of the Company’s Nasdaq listing process.

Conversion of Convertible Notes

On August 20, 2026, in connection with the Company’s Nasdaq listing, senior secured convertible promissory notes with an aggregate outstanding balance of $15,615,385, including original issue discount, and accrued interest of $302,896 automatically converted into 1,989,784 shares of the Company’s common stock at a conversion price of $8.00 per share. The conversion resulted in the issuance of 1,951,922 shares related to the notes and 37,862 shares related to accrued interest. Upon conversion, the associated indebtedness was fully extinguished.

May 8, 2026 Convertible Notes

On May 8, 2026 (the “Original Issuance Date”), the Company entered into a securities purchase agreement with certain related parties, pursuant to which the Company issued senior secured convertible promissory notes in the principal amount of $7,692,308 (the “Notes”), including original issue discount, and matures twelve (12) months from the Original Issuance Date. The cash proceeds, net, received by the Company were $5,000,000 on August 14, 2026. On August 20, 2026, in connection with the Company’s Nasdaq listing, the convertible notes automatically converted into 961,539 shares of the Company’s common stock at a conversion price of $8.00 per share. Upon conversion, the associated indebtedness was fully extinguished. The Company intends to use the net proceeds for working capital and general corporate purposes.

Issuance of Advisory Shares

In connection with the commencement of trading of the Company’s common stock on the Nasdaq Capital Market on August 20, 2026, the Company is required to issue 887,472 shares of common stock to RBW Capital Partners pursuant to the terms of an advisory agreement. The shares represented 1.0% of the Company’s fully diluted common stock outstanding immediately prior to the Nasdaq listing. In addition, the Company paid RBW Capital Partners a one-time cash advisory fee of $250,000 upon the successful completion of the listing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements, such as those relating to our plans, objectives, expectations, intentions, and beliefs, which involve risks, uncertainties and assumptions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q. Capitalized terms used herein, but not otherwise defined, shall have the meaning ascribed to those terms in the “Part I - Financial Information,” including the related notes to the financial statements contained therein.

Overview

The Company was originally formed as a limited liability company named First Breach, LLC under the laws of the State of Maryland on April 9, 2018 and subsequently converted to a corporation named First Breach Inc. incorporated under the laws of the State of Delaware on October 22, 2021.

The Company is a match-grade ammunition component manufacturer offering brass cups, brass casings, full-metal-jacket projectiles, lead projectile cores, and lead wire. Equipped with numerous quality control checks, the Company offers match-grade, SAAMI-specification products. Customers will have the ability to order custom head-stamped casings as well as a wide range of grain-size options for projectiles.

The Company is also developing unmanned aerial systems (“UAS”) capabilities through a joint venture with ideaForge Technology Inc. formed on September 23, 2025, First Forge Technologies Inc., which was organized to develop, produce and sell drone platforms for defense, homeland security and commercial applications using domestic manufacturing and supply chain capabilities. On May 1, 2026, the Company also entered into a Master Services Agreement with Hellbender, Inc. for the design, engineering and prototyping of two Class 1 attritable first-person-view drone platforms, of which First Breach will own the design and related intellectual property of the UAS. . The Company’s UAS activities are in the development stage and have not generated any revenue.

The Company is dedicated to building upon its industry experience while emphasizing placing integrity first along with competitive pricing, building customer relations, and utilizing quality raw materials.

Factors and Trends Affecting Our Business and Results of Operations

The Company’s operating results, financial condition, and future growth prospects are influenced by a number of macroeconomic, industry-specific, and geopolitical factors. Management continuously monitors the following trends, each of which may positively or negatively impact the Company’s performance:

Inflation and Cost Pressures in Manufacturing, Talent, and Raw Materials

The Company continues to experience elevated inflationary pressures affecting manufacturing inputs, labor, and raw materials. Wage inflation, competition for skilled personnel, and rising component and material costs have increased the overall cost structure. These pressures may require the Company to adjust pricing, modify sourcing strategies, or improve operational efficiencies to maintain gross margins.

Global Supply-Chain Vulnerabilities for Raw Materials

Worldwide supply-chain disruptions—including transportation delays, constrained logistics capacity, and limited availability of key raw materials—have created volatility in lead times and procurement costs. Unpredictable production schedules and inventory management.

Domestic Political and Geopolitical Risks Across Jurisdictions

The Company operates in an environment influenced by evolving domestic regulatory policies, political uncertainty, and geopolitical tensions. Changes in trade restrictions, defense-related policies, foreign investment rules, sanctions, or interstate regulatory frameworks may affect market access, cost structures, or demand for the Company’s products.

Funding Constraints and Need for Additional Capital

The Company’s growth strategy and operational expansion require continued access to capital. Prevailing market conditions—such as higher interest rates, limited availability of venture or institutional financing, or volatility in the equity markets—may impact the Company’s ability to raise funds on acceptable terms or within desired timelines. These constraints may affect investment in production, research and development, or strategic initiatives.

Inflationary Cost Uncertainty Affecting Pricing and Margins

Persistent cost volatility has created uncertainty in forecasting product margins. Rapid or unpredictable changes in input costs may limit the Company’s ability to adjust pricing in a timely manner or could require price increases that may not be fully absorbed by customers. Such conditions may negatively affect gross margins, profitability, and operating cash flows.

Demand Decline from Potential Political or Economic Factors

The Company’s revenue trajectory is influenced by broader economic conditions and political developments. Economic downturns, shifts in government spending priorities, changes in procurement processes, or reductions in customer budgets may soften demand. Additionally, political instability or regulatory changes in certain jurisdictions may slow customer adoption or delay purchasing cycles.

Components of Results of Operations

Net Revenue

The Company derives its revenue primarily from the production and sale of ammunition, which includes shipping income. Revenue is recognized when the Company satisfies its performance obligations to its customers, which generally occurs at a set delivery of the deliverables as specified in its customer contracts, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company reports any tax assessed by a governmental authority that the Company collects from its customers that is both imposed on and concurrent with its revenue-producing activities (such as sales, use, value-added and excise taxes) on a net basis (meaning the Company does not recognize these taxes in either its revenues or its costs and expenses).

Operating Expenses

Cost of revenues includes all finished material, supplies and materials, depreciation of equipment, equipment rental, and freight.

Depreciation and amortization expenses include depreciation of property and equipment and amortization of leasehold improvements. Depreciation and amortization is based on the estimated useful lives of the assets using the straight-line method. These expenses are included within selling, general and administrative expenses and cost of revenues.

Selling, general and administrative expenses primarily consist of costs associated with administrative staff salaries, facilities, utilities, insurance, marketing & advertising, stock-based compensation, legal fees and other office expenses related to the Company’s business functions.

Other Expenses, Net

Other expenses, net consists primarily of interest income, interest expenses, loss on sale of equipment and a loss on the liquidation of raw materials outside the normal course of operations, and other miscellaneous expenses.

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

The following table sets forth our summarized financial information for the periods indicated:

	Three months ended June 30,		Change
	2026	2025	($)	(%)
Net revenues	$95,353	$95,219	$134	0%
Cost of revenues	(605,866)	(592,348)	(13,518)	2%
Net loss associated with liquidation of raw materials	—	(298,771)	298,771	(100)%
Gross margin	(510,513)	(795,900)	285,387	(36)%
Operating expenses:
Selling, general and administrative expense	11,202,485	873,299	10,329,186	1183%
Research and development	126,313	—	126,313	100%
Total operating expenses	11,328,798	873,299	10,455,499	1197%
Loss from operations	(11,839,311)	(1,669,199)	(10,170,112)	609%
Other expense, net:
Interest expense, net	(1,860,323)	(582,123)	(1,278,200)	220%
Amortization of deferred financing costs	(191,590)	—	(191,590)	100%
Change in fair value of warrant liability	45,094	—	45,094	100%
Loss on sale of assets	(16,758)	(1,906)	(14,852)	779%
Other income	—	25,500	(25,500)	(100)%
Other expense	(13,389)	(10,260)	(3,129)	30%
Total other expense, net	(2,036,966)	(568,789)	(1,468,177)	258%
Net loss	$(13,876,277)	$(2,237,988)	$(11,638,289)	520%

Net Revenue

Revenue increased by $134 for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. Revenue remained relatively consistent with the prior-year period as the Company continued to transition its core product offerings.

Cost of Revenue

Cost of revenue increased by $13,518 or 2% for the three months ended June 30, 2026, compared to three months ended June 30, 2025. Higher fixed manufacturing costs and lower production volumes led to under-absorption of overhead, which negatively affected gross margin.

Net Loss associated with Liquidation of Raw Materials

The net loss associated with liquidation of raw materials for the three months ended June 30, 2026 and 2025 was $0 and $298,771, respectively, attributable to the liquidation of certain raw material inventory outside the normal course of operations to support operating cash flow and working capital management, which resulted in proceeds below the inventory’s carrying value. The Company does not anticipate further liquidation of raw materials.

Operating Expenses

Selling, general and administrative expenses increased by $10,329,186, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The primary increase in selling, general and administrative expenses was primarily attributable to non-cash stock-based compensation of $8,959,827, an increase in professional fees associated with the public listing of $601,050 and increase in salary and benefits of $574,790.

Total Other Expenses, Net

Total other expenses, net increased by $1,468,177, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase in other expenses, net was primarily attributable to increased interest expense of $1,278,200, amortization of deferred financing costs of $191,590 and the change in the fair value of warrant liability of $45,094.

Net Loss

Net loss increased by $11,638,289, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, due to the fluctuations described above under “Revenue,” “Operating Expenses,” and “Other Expenses, Net.”

Comparison of the six months ended June 30, 2026 and 2025

The following table sets forth our summarized financial information for the periods indicated:

	Six months ended June 30,		Change
	2026	2025	($)	(%)
Net revenues	$361,357	$110,905	$250,452	226%
Cost of revenues	(1,235,716)	(919,844)	(315,872)	34%
Net loss associated with liquidation of raw materials	—	(684,960)	684,960	(100)%
Gross margin	(874,359)	(1,493,899)	619,540	(41)%
Operating expenses:
Selling, general and administrative expense	25,288,394	1,345,881	23,942,513	1779%
Research and development	126,313	—	126,313	100%
Total operating expenses	25,414,707	1,345,881	24,068,826	1788%
Loss from operations	(26,289,066)	(2,839,780)	(23,449,286)	826%
Other expense, net:
Interest expense, net	(2,004,679)	(988,452)	(1,016,227)	103%
Amortization of deferred financing costs	(191,590)	—	(191,590)	100%
Change in fair value of warrant liability	45,094	—	45,094	100%
Loss on sale of assets	(56,215)	(1,906)	(54,309)	2849%
Other income	—	42,500	(42,500)	(100)%
Other expense	(26,776)	(20,525)	(6,251)	30%
Total other expense, net	(2,234,166)	(968,383)	(1,265,783)	131%
Net loss	$(28,523,232)	$(3,808,163)	$(24,715,069)	649%

Net Revenue

Revenue increased by $250,452 for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase in revenue was primarily attributable to a strategic shift in the Company’s core product offerings and the implementation of new inspection equipment during the six months ended June 30, 2026.

Cost of Revenue

Cost of revenue increased by $315,872 or 34% for the six months ended June 30, 2026, compared to six months ended June 30, 2025, partially attributable with the increase in revenue. In addition, higher fixed manufacturing costs and lower production volumes led to under-absorption of overhead, which negatively affected gross margin.

Net Loss associated with Liquidation of Raw Materials

The net loss associated with liquidation of raw materials for the six months ended June 30, 2026 and 2025 was $0 and $684,960, respectively, attributable to the liquidation of certain raw material inventory outside the normal course of operations to support operating cash flow and working capital management, which resulted in proceeds below the inventory’s carrying value. The Company does not anticipate further liquidation of raw materials.

Operating Expenses

Selling, general and administrative expenses increased by $23,942,513 for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The primary increase in selling, general and administrative expenses was primarily attributable to non-cash stock-based compensation of $21,962,399, an increase in professional fees associated with the public listing of $918,125 and increase in salary and benefits of $812,874.

Total Other Expenses, Net

Total other expenses, net increased by $1,265,783 or 131%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase in other expenses, net was primarily attributable to increased interest expense of $1,016,227, amortization of deferred financing costs of $191,590 and the change in the fair value of warrant liability of $45,094.

Net Loss

Net loss increased by $24,715,069 for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, due to the fluctuations described above under “Revenue,” “Operating Expenses,” and “Other Expenses, Net.”

Liquidity and Capital Resources

Six months ended June 30, 2026, and 2025:

As of June 30, 2026 and 2025, our cash was $4,923,504 and $605,677, respectively. The following table shows a summary of our cash flows for the periods presented:

	Six Months Ended June 30,		Change
	2026	2025	($)	(%)
Net cash (used in) provided by:
Operating activities	$(5,759,482)	$(570,882)	$(5,188,600)	909%
Investing activities	(1,682,684)	(10,368)	(1,672,316)	16130%
Financing activities	9,888,548	752,319	9,136,229	1214%
Net change in cash	$2,446,382	$171,069	$2,275,313	1330%

Operating Activities

Net cash used in operating activities increased by $5,188,600 to $5,759,482 for the six months ended June 30, 2026 compared to the net cash used in operating activities of $570,882 for the six months ended June 30, 2025. Cash used in operating activities for the six ended June 30, 2026 was primarily attributable to a net loss of $28,523,232, an addition of non-cash stock-based compensation of $21,962,399 and depreciation adjustment of $682,374, debt discounts of $1,688,788, change in the fair value of warrant liability of $45,094, and non-cash PIK interest of $30,393. The remaining change was primarily attributed to net negative cash from changes in operating assets and liabilities of $1,870,492.

Cash used in operating activities for the six months ended June 30, 2025 was primarily attributable to a net loss of $3,808,163 and the addition of non-cash deprecation adjustment of $665,743 and debt discounts of $569,023, and non-cash PIK interest of $143,731. The remaining change was primarily attributed to net positive cash from changes in operating assets and liabilities of $1,858,544.

Investing Activities

Net cash used in investing activities decreased by $1,672,316 to $1,682,684 for the six months ended June 30, 2026 compared to $10,368 in net cash provided by investing activities for the six months ended June 30, 2025. The net cash used in investing activities for the six months ended June 30, 2026 and 2025 consisted of capital expenditures of $1,682,684 and $88,368, respectively.

Financing Activities

Net cash provided by financing activities increased by $9,136,229 to $9,888,548 for the six months ended June 30, 2026 compared to the net cash provided by financing activities of $752,319 for the six months ended June 30, 2025.

The net cash provided by financing activities for the six months ended June 30, 2026 consisted of proceeds from convertible notes of $10,150,000, proceeds from issuance of common stock of $1,342,003, offset by payments on notes payable of $34,689, principal payments on capital lease of $598,766, and payments of debt issuance cost of $970,000.

The net cash provided by financing activities for the six months ended June 30, 2025 consisted of proceeds from convertible notes payable of $1,350,000, offset by principal payments on capital lease of $597,117, and payment of note payable of $564.

As of June 30, 2026, current assets totaled $6,992,647 and current liabilities totaled $15,227,419 as compared to current assets totaling $3,493,562 and current liabilities totaling $4,631,271 at December 31, 2025. As a result, we had negative working capital of $8,234,772 at June 30, 2026, compared to a negative working capital of $1,137,709 at December 31, 2025. The decrease in the working capital as of June 30, 2026 is primarily attributable to the loss from operations of $4,326,667, exclusive of non-cash stock-based compensation of $21,962,399 and depreciation and amortization of $58,355, an aggregate decrease in accounts payable, accrued liabilities and accrued expenses, related party of $1,166,934, partially offset by a reduction of inventory of $130,880 and proceeds from the issuance of stock of $1,342,003.

On April 24, 2026 (the “Original Issuance Date”), the Company entered into a securities purchase agreement with certain related parties, pursuant to which the Company issued senior secured convertible promissory notes in the principal amount of $10,500,000 (the “Notes”) plus OID of $5,465,385 and matures twelve (12) months from the Original Issuance Date. The cash proceeds received by the Company were $10,500,000. The Company intends to use the net proceeds for working capital and general corporate purposes. The Notes bear interest at a rate of 6% per annum per annum on the original outstanding principal amount.

In connection with the issuance of the Notes, the accredited investors were also issued a total of 282,500 six month warrants to purchase shares of the Company’s common stock at an exercise price of $8.00 per share (the “Warrant Shares”). If, while the Warrant Shares are outstanding, the Company issues common stock for consideration per share less than $8.00, the exercise price of the Warrant Shares will be reduced to the latest common stock issuance price.

On May 21, 2026 (the “Original Issuance Date”), the Company entered into a securities purchase agreement with certain related parties, pursuant to which the Company issued senior secured convertible promissory notes in the principal amount of $5,000,000 (the “Notes”) plus OID of $2,692,308, and matures twelve (12) months from the Original Issuance Date. The cash proceeds to be received by the Company are $5,000,000. The Company intends to use the net proceeds for working capital and general corporate purposes. The Notes do not bear interest.

On May 21, 2026, the company entered into a Equity Line of Credit Agreement (the “ELOC Agreement”) with certain accredited investors (the “ELOC Investors”), pursuant to which the Company can issue $50,000,000 in Common Stock. The term of the ELOC Agreement is thirty six (36) months from the date of the agreement. Under the ELOC Agreement, the Company may, at its sole discretion, deliver purchase notices to ELOC Investors directing them to purchase shares of the Company’s Common Stock at a purchase price equal to 97% of the volume-weighted average price of the Common Stock during a specified pricing period. In connection with the ELOC Agreement, the Company has paid $25,000 in legal expenses. There are no commitment fees associated with the ELOC Agreement.

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we anticipate that all available funds and any earnings generated in our business will be used to finance the growth of our business and will not be paid out as dividends to our shareholders. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our Board of Directors may deem relevant.

Management is exploring new product channel sales in distributors and continuing e-commerce sales of produce for consumers. The Company has increased its focus on sales and developing a sales pipeline for potential customers. This customer base expansion will enable us to provide financial stability for the foreseeable future, expand our current processes, and position us for long-term shareholder value creation. Additionally, the Company continues to evaluate strategic initiatives (e.g., acquisitions) and additional capital raises through debt or equity may be necessary to achieve these objectives.

The Company’s management concluded that its recurring losses from operations and the fact that it has not generated significant revenue or positive cash flows from operations raise substantial doubt about its ability to continue as a going concern for the next 12 months from the date of filing.

The Company expects to continue to generate operating losses and negative cash flow from operations for the foreseeable future. Our ability to continue to operate as a going concern in the long term is dependent upon our ability to manage and grow our current products and to ultimately achieve profitable operations.

Management may consider various options to raise capital to fund potential acquisitions through equity or debt offerings. There can be no assurances, however, that management will be able to obtain sufficient additional funds, if needed, or that such funds, if available, will be obtained on terms satisfactory to us. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and liabilities that might be necessary should we be unable to continue as a going concern.

Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including the recoverability of long-lived assets.

Critical Accounting Policies and Estimates

Our condensed financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q are prepared in accordance with United States generally accepted accounting principles. The preparation of financial statements also requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operation, and cash flows will be affected. We believe that the accounting policies described below involve a greater degree of judgment and complexity. Accordingly, these are the estimates we believe are most critical to aid in fully understanding and evaluating our financial condition, results of operations and future performance. We have described our significant accounting policies within Note 2 to our audited financial statements.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The Company’s assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance.

The issuance of warrants in conjunction with convertible debt (see Note 9) and the issuance of warrants to investors and placement agents (see Note 14) qualify for the derivative scope exception under ASC 815 and are therefore presented as a component of Stockholders’ Equity on the interim unaudited condensed balance sheets without subsequent fair value re-measurement.

Indebtedness

The Company did not have any bank debt or revolving credit facilities for any of the periods presented. However, of June 30, 2026, the Company has outstanding convertible promissory notes to investors in private placements and entered into financing lease arrangements.

As of June 30, 2026, the Company had outstanding convertible promissory notes with a gross principal balance of $612,900 and accrued payment-in-kind (“PIK”) interest of $61,881, net of original issue discount (“OID”) of $23,958 and unamortized debt discount of $54,732, resulting is a total stated balance of $596,090. The notes bear interest at rates of 10% per annum, which accrues as PIK interest, is not payable in cash, and is added to the outstanding principal balance of the notes. The notes have stated maturity dates ranging from November 2026 to June 2027.

The notes are unsecured and, subject to certain conditions, are convertible into shares of the Company’s common stock upon the occurrence of a qualified financing or a Liquidity Event, defined as the Company’s consummation of a direct listing of its shares on a public marketplace based on a Company valuation of not more than $60.0 million. Upon conversion, the aggregate principal amount, including accrued PIK interest, converts at a price equal to a 15% discount to the price paid by investors.

The notes contain customary events of default, including failure to pay principal or interest when due and certain insolvency events, which could result in acceleration of amounts due.

In addition, the Company has outstanding finance lease arrangements primarily related to equipment. As of June 30, 2026, the Company had outstanding finance lease obligations with an aggregate present value of approximately $229,697, with remaining lease term of 1.18 years and a weighted-average interest rate of 22.6%. The finance leases are secured by the underlying leased assets.

Contractual Obligations and Commitments

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. The Company is not a party to any litigation or proceeding, including any governmental proceeding, which our management believes could result in any judgments or fines against us that would have a material adverse effect on our financial position, liquidity or results of future operations.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. The Company measures all stock-based awards granted to employees, directors and non-employee consultants based on the fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company historically has been a private company and lacks company-specific historical information for its stock. Determining the appropriate fair value of stock-based awards requires the input of subjective assumptions. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expenses could be materially different for future awards.

Off-Balance Sheet Transactions

We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Emerging Growth Company Accounting Election

Section 102(b)(1) of the Jumpstart Our Business Startups Act (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect not to take advantage of the extended transition period and to comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. Following the listing of our common stock on Nasdaq, we expect to be an emerging growth company and will have the benefit of the extended transition period. We intend to take advantage of the benefits of this extended transition period.

Emerging Growth Company and Smaller Reporting Company Status

As an “emerging growth company,” under the JOBS Act, we are permitted to take advantage of an extended transition period for complying with new or revised accounting standards. We may elect to avail ourselves of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we can adopt the new or revised standard at the time private companies adopt the new or revised standard and may do so until such time that we either irrevocably elect to opt out of such extended transition period or no longer qualify as an emerging growth company. We may choose to adopt any new or revised accounting standards early whenever such early adoption is permitted for private companies.

Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company, we choose to rely on available exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), or (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. We will remain an emerging growth company until the earliest to occur of the following: (i) the last day of the fiscal year following the fifth anniversary of the date of its first sale of common equity securities pursuant to an effective registration statement; (ii) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.235 billion; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act.

We are also a “smaller reporting company,” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be permitted to do so for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Accounting Pronouncements

Recently Issued and Adopted Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. We are also a “smaller reporting company,” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be permitted to do so for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. The amendments also require disclosure of all annual segment profit or loss and asset disclosures in interim periods and provide expanded disclosure requirements for entities with a single reportable segment.

ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The Company adopted ASU 2023-07 for its year ended December 31, 2024, in accordance with the required effective date for non-accelerated filers. The adoption did not impact the Company’s financial position, results of operations, or cash flows; however, it resulted in enhanced segment disclosures in the notes to the financial statements in accordance with ASC 280, Segment Reporting. These enhancements include the identification of significant segment expense categories, disclosure of the measures of segment profit or loss used by the Chief Operating Decision Maker (“CODM”), related reconciliations to the most comparable GAAP measure, and expanded disclosures for entities with a single reportable segment.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires that an entity disclose specific categories in the effective tax rate reconciliation as well as reconciling items that meet a quantitative threshold. Further, the ASU requires additional disclosures on income tax expense and taxes paid, net of refunds received, by jurisdiction. The new standard is effective for annual periods beginning after December 15, 2024 on a prospective basis with the option to apply it retrospectively. Early adoption is permitted. The Company adopted ASC 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. For additional information, see Note 19 “Income Taxes” to the December 31, 2025 financial statements.

Recently Issued but Not Yet Adopted Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures(Subtopic 220-40): Disaggregation of Income Statement Expenses to expand the disclosure requirements for certain costs and expenses. In January 2025, FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03 as periods beginning after December 15, 2026 for annual reporting, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the potential impact that the adoption of these ASUs will have on its financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, and due to material weaknesses in our internal control over financial reporting related to (i) insufficient accounting and financial reporting personnel with the appropriate level of technical accounting and SEC reporting experience to support our financial reporting requirements and maintain appropriate segregation of duties, and (ii) deficiencies in the design and operation of our monthly financial close process, including controls over the preparation, review and approval of journal entries and account reconciliations, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published consolidated financial statements. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of June 30, 2026, due to (i) insufficient accounting and financial reporting personnel with the appropriate level of technical accounting and SEC reporting experience to support the Company’s financial reporting requirements and maintain appropriate segregation of duties; and (ii) the design and operation of the Company’s monthly financial close process, including controls over the preparation, review and approval of journal entries and account reconciliations.

The Company supplements its internal accounting resources through the use of experienced external accounting and technical consultants who assist management with complex accounting matters, SEC reporting requirements and the financial reporting process. While these resources provide additional technical expertise and support, management has determined that the use of external consultants does not, by itself, remediate the identified material weaknesses.

The Company will continue to evaluate and enhance its internal control over financial reporting. The material weaknesses will not be considered remediated until the applicable controls have been designed and implemented and have operated effectively for a sufficient period of time to allow management to conclude, through testing, that the controls are operating effectively.

As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles.  Accordingly, management believes that the consolidated financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations, and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we are working to: (i) enhance its accounting and financial reporting resources, including through the continued use of qualified accounting and technical professionals and, as resources permit, the addition of appropriately qualified internal personnel; (ii) formalize and strengthen its monthly financial close procedures, including the timely preparation and review of account reconciliations and other financial close documentation; and (iii) implement and document controls requiring appropriate review and approval of journal entries by personnel with the requisite authority and accounting expertise.

The Company can offer no assurance that these changes will ultimately have the intended effects.

This Quarterly Report on Form 10-Q does not include an attestation report on internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We may in the future be involved in actual and/or threatened legal proceedings, claims, investigations and government inquiries arising in the ordinary course of our business, including legal proceedings, claims, investigations and government inquiries involving intellectual property, data privacy and data protection, privacy and other torts, illegal or objectionable content, consumer protection, securities, employment, contractual rights, civil rights infringement, false or misleading advertising, or other legal claims relating to our business.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Quarterly Report on Form 10-Q, before deciding whether to invest in shares of our common stock. If any of the following risks actually occurs, our business, results of operations and financial condition could be materially adversely affected. In this case, the trading price of our common stock would likely decline, and you might lose part or all your investment in our common stock.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks summarized below. These risks are discussed more fully in the “Risk Factors” section immediately following this summary. These risks include, but are not limited to, the following:

Risks Related to Our Business and Industry

●	We have a limited operating history on which you can evaluate our company, and our decision to focus our efforts on establishing our manufacturing business may not be successful.
●	We have incurred net losses and may continue to incur net losses as we seek to expand our business.
●	Our manufacturing facility is critical to our success.
●	Inability to make timely payments under our equipment lease agreement could lead to forfeiture of important manufacturing equipment, which may have a negative effect on our manufacturing process and in turn harm our results of operations.
●	Shortages or a disruption in the availability, price or quality of raw materials may delay or reduce our sales and increase our costs, thereby harming our results of operations.
●	Our performance is influenced by a variety of economic, social, and political factors.
●	Our business depends on the sale of our ammunition products, and our success requires the introduction of new products that achieve market acceptance.
●	War and other armed conflicts, such as the current Russia-Ukraine conflict and the current armed conflict involving Iran, the United States, Israel and other parties in the Middle East, or other natural or manmade disasters may affect the markets in which we operate, our customers, our delivery of products and customer service, and could have a material adverse impact on our business, results of operations, or financial condition.
●	The international nature of our business exposes us to global economic, political and legal risks that could impact our profitability.
●	The success of the Company depends, in part, on our ability to protect our intellectual property and our brand.
●	We may be subject to intellectual property infringement claims, which could cause us to incur litigation costs and divert management attention from our business.
●	We rely on third-party suppliers for most of our manufacturing equipment.
●	We do not have long-term purchase commitments from our customers, and their ability to cancel, reduce, or delay orders could reduce our revenue and increase our costs.
●	Revenue from sales of ammunition components will depend on sales to ammunition manufacturers, some of which will account for a significant portion of our sales.
●	We face intense competition that could result in our losing or failing to gain market share and suffering reduced sales.
●	We plan to manufacture and sell products that create exposure to potential product liability, warranty liability, or personal injury claims and litigation.
●	The failure to manage our growth could adversely affect our operations.
●	Our business is highly dependent upon our brand recognition and reputation, and the failure to maintain or enhance our brand recognition or reputation would likely have a material adverse effect on our business.
●	Our operating results may experience significant fluctuations.
●	The failure to attract and retain key personnel could have an adverse effect on our operating results.
●	We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.
●	Any acquisitions that we undertake will involve significant risks, and any acquisitions that we undertake in the future could disrupt our business, dilute stockholder value, and harm our operating results.
●	A failure of our information technology systems, or an interruption in their operation due to internal or external factors including cyber-attacks, could have a material adverse effect on our business, financial condition or results of operations.
●	We are subject to extensive regulation and could incur fines, penalties and other costs and liabilities under such requirements.
●	Changes in government policies and firearms legislation could adversely affect our financial results.
●	Failure to comply with the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation, and export controls and trade sanctions, could result in fines or criminal penalties if we expand our business abroad.
●	Our founders will have the ability to exert substantial influence over our company.
●	Our charter documents and Delaware law could make it more difficult for a third party to acquire us and discourage a takeover.

●	Compliance with the laws and regulations affecting public companies could adversely affect our business, results of operations, and financial condition.
●	We are dependent on Hellbender, Inc., a third-party contractor, for the design, engineering and prototyping of our attritable drone platforms, and our drone development program may not be completed on time, within budget or at all. Our attritable drone development program is at an early stage, and we may not realize any revenue or other commercial benefit from our investment.
●	If we are unable to satisfy our funding obligations on the dates required, we may be in breach of the JV Agreement, which could result in the dilution or forfeiture of our equity interests in the Joint Venture, disputes with IdeaForge, or the termination of the JV Agreement, any of which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, even if we are able to satisfy our capital contribution obligations, there is no guarantee that the Joint Venture will achieve its intended objectives or generate any return on our investment.

Risks Related to Ownership of Our Common Stock

●	An active trading market may not develop or continue to be liquid and the market price of our shares of common stock may be volatile.
●	The market price of our Common Stock may be volatile, and you could lose all or part of your investment.
●	If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, our stock price and trading volume could decline.
●	Our status as an “emerging growth company” and a “smaller reporting company” allows us to take advantage of reduced disclosure requirements, which could make our Common Stock less attractive to investors.
●	Exercise of warrants and options, and vesting of restricted stock units, may have a dilutive effect on our stock and negatively impact the price of our Common Stock.
●	Tariffs and trade tensions could have an adverse effect on economic conditions and financial markets, which may adversely affect the value of our shares of Common Stock.
●	Issuance of Preferred Stock could result in the dilution of the value of the current stockholders’ Common Stock.
●	The April 2026 Senior Notes (as defined herein) issued in the April 2026 Note Financing (as defined herein) are secured by a first-priority lien on substantially all of our assets, were issued at an original issue discount of 35.0%, and are convertible into shares of our common stock at a fixed conversion price of $8.00 per share. The conversion of the April 2026 Senior Notes and the exercise of the April 2026 Note Warrants (as defined herein) issued in connection with the April 2026 Note Financing may result in substantial dilution to our existing stockholders.
●	The May 2026 Notes (as defined herein) issued in the May 2026 Note Financing (as defined herein) are secured by a subordinated security interest in substantially all of our assets, were issued at an original issue discount of 35.0%, and are convertible into shares of our common stock at the election of the holders at a conversion price of $8.00 per share. The conversion of the May 2026 Notes may result in substantial dilution to our existing stockholders, and if the holders elect not to convert, we would be required to repay approximately $7,692,308 in cash at maturity.
●	Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our ability to produce accurate financial statements and on our stock price.
●	We do not expect to pay any dividends for the foreseeable future.
●	We cannot assure you that our securities will continue to be listed on Nasdaq.
●	An investment in our company may involve tax implications, and you are encouraged to consult your own advisors as neither we nor any related party is offering any tax assurances or guidance on our company or your investment.

Risks Related to Our Business and Industry

Our recurring losses and negative cash flow from operations, as well as current cash and liquidity projections, raise substantial doubt about our ability to continue as a going concern.

Based on recurring losses from operations and current cash and liquidity projections, we have concluded that there is substantial doubt about our ability to continue as a going concern for the next twelve months. As of June 30, 2026, we had cash of $4,923,504 and negative working capital of $8,234,772. As of December 31, 2025, we had cash of $2,477,122 and negative working capital of $1,137,709. Further, we have incurred and expect to continue to incur significant costs in pursuit of our product development and growth plans. Our financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. You should not rely on our balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to holders of our common stock, in the event of liquidation.

We have a limited operating history on which you can evaluate our company, and our decision to focus our efforts on establishing our manufacturing business may not be successful.

We have a limited operating history on which you can evaluate our company. The company was founded in 2018 and until the first quarter of 2021 our operations consisted principally of securing the necessary licenses to conduct our business in the US and Israel. We are currently manufacturing ammunition and ammunition components in our manufacturing facility in the US. To date, production has been limited to optimizing our production lines and production of very high quality products for our customers.

Substantially all of our revenue to date has been from selling ammunition and components to end-users. We have decided to focus our efforts predominantly on our manufacturing, and we have significantly limited our wholesaling efforts as the manufacturing equipment began production. While we limited the wholesale business, our primary focus is on selling our own manufactured products as our manufacturing capabilities ramp up and are the central focus of our business. As a result, we anticipate that our wholesale revenue will be limited. There can be no assurance that our efforts to establish our manufacturing business will be successful. Accordingly, our business will be subject to many of the problems, expenses, delays, and risks inherent in the establishment of a new business enterprise.

We have incurred net losses and may continue to incur net losses as we seek to expand our business.

We have incurred losses since we established the company in 2018. We expect to continue to make significant expenditures and incur substantial expenses as we develop and expand our business; develop and introduce new products; build our manufacturing capabilities; expand our sales and distribution networks; implement internal systems and infrastructure; and hire additional personnel. As a result, we may continue to incur losses as we execute our plan to expand our business and may never achieve or maintain profitability. We may be unable to satisfy our current obligations solely from cash generated from operations or become profitable until we successfully expand our business. If we continue to incur substantial losses and are unable to secure additional sources of funding as needed to expand our business, we could be forced to curtail or discontinue our business operations; sell assets at unfavorable prices; or merge, consolidate, or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

Our manufacturing facility is critical to our success.

Our manufacturing facility is critical to our success, as we currently produce all of our products at this facility. The facility also houses our principal research, development, engineering, and design functions.

Any event that causes a disruption of the operation of this facility for even a relatively short period of time would adversely affect our ability to produce and ship our products and to provide service to our customers. We make certain changes in our manufacturing operations from time to time to enhance the facility and associated equipment and systems and to introduce certain efficiencies in manufacturing and other processes to produce our products in a more efficient and cost-effective manner. We anticipate that we will continue to incur significant capital and other expenditures with respect to this facility, but we may not be successful in continuing to improve efficiencies.

Inability to make timely payments under our equipment lease agreement could lead to forfeiture of important manufacturing equipment, which may have a negative effect on our manufacturing process and in turn harm our results of operations.

We currently lease certain pieces of equipment that are important to our manufacturing operations. We have entered into a lease agreement for certain equipment which subjects us to monthly payments and requires us to provide a securities interest in the equipment. As such, any inability to make timely payments under our lease agreement could lead to the forfeiture of the equipment which may have a negative effect on our manufacturing process and in turn harm our results of operations.

Shortages or a disruption in the availability, price or quality of raw materials may delay or reduce our sales and increase our costs, thereby harming our results of operations.

We use a variety of raw materials in the production of our products including commodity materials such as brass, copper and lead. The price of raw materials and these commodities can be highly volatile and fluctuate based on the market for these commodities and their existing supply, which could result in instability in our profit margins. For example, copper has traditionally been used in electrical wiring, coining, industrial applications, and in alloys with a variety of other uses. Copper demand may increase because of new needs for the metal including increased telecommunication buildouts, improved batteries, and demand from the rapidly growing industry of electric cars. Similarly, supply chain disruptions may result in our inability to obtain necessary raw materials and commodities on a timely basis or from sources that provide consistent quality materials.

The inability to obtain sufficient quantities of raw materials necessary for the production of our products could result in reduced or delayed sales or lost orders. Any delay in or loss of sales or orders could adversely impact our operating results. Many of the materials used in the production of our products are available only from a limited number of suppliers. We could be subject to increased costs, supply interruptions, and difficulties in obtaining raw materials. Our reliance on third-party suppliers for various raw materials for our products exposes us to volatility in the availability, quality, and price of these raw materials. Our orders with certain of our suppliers may represent a very small portion of their total orders. As a result, they may not give priority to our business, leading to potential delays in or cancellation of our orders. A disruption in deliveries from our third-party suppliers, capacity constraints, production disruptions, price increases, or decreased availability of raw materials or commodities could have an adverse effect on our ability to meet our commitments to customers or increase our operating costs. Quality issues experienced by third party suppliers can also adversely affect the quality and effectiveness of our products and result in liability and reputational harm.

Our performance is influenced by a variety of economic, social, and political factors.

Our performance is influenced by a variety of economic, social, and political factors. General economic conditions and consumer spending patterns can negatively impact our operating results. Economic uncertainty, unfavorable employment levels, declines in consumer confidence, increases in consumer debt levels, increased commodity prices, and other economic factors may affect consumer spending on discretionary items and adversely affect the demand for our products. In times of economic uncertainty, consumers tend to defer expenditures for discretionary items, which affects demand for our products. Any substantial deterioration in general economic conditions that diminish consumer confidence or discretionary income could reduce our sales and adversely affect our operating results. Economic conditions also affect governmental political and budgetary policies. As a result, economic conditions also can have an adverse effect on the sale of our products to law enforcement, government, and military customers.

Political and other factors also can adversely affect our performance. Concerns about presidential, congressional, and state elections and legislature and policy shifts resulting from those elections can adversely affect the demand for our products. In addition, uncertainty surrounding control of firearms, firearm products, and ammunition at the federal, state, and local level and heightened fears of terrorism and crime can adversely affect consumer demand for our products. Often, such concerns result in an increase in near-term consumer demand and subsequent softening of demand when such concerns subside. Inventory levels in excess of customer demand may negatively impact operating results and cash flow.

Federal and state legislatures frequently consider legislation relating to the regulation of firearms, including amendment or repeal of existing legislation. Existing laws may also be affected by future judicial rulings and interpretations regarding firearm products and ammunition. If such restrictive changes to legislation develop, we could find it difficult, expensive, or even impossible to comply with them, impeding new product development and distribution of existing products.

Our business depends on the sale of our ammunition products, and our success requires the introduction of new products that achieve market acceptance.

The sale of ammunition and related components represents the core of our business, and our results of operations are directly tied to the level of consumer, commercial, and government demand for these products. Demand for ammunition is influenced by the sale and usage of firearms, which are themselves affected by economic conditions, recreational and sporting trends, law enforcement and security requirements, and legislative or regulatory developments. As a result, sales of ammunition can be volatile and difficult to predict, and any sustained reduction in demand would materially and adversely affect our business, financial condition, and results of operations.

In addition, our long-term success depends on our ability to develop and introduce new ammunition products that align with customer preferences. Product development is often costly and time-consuming, and new products may not achieve customer acceptance. If we fail to successfully develop and market new products, or if demand for our ammunition declines, our sales, margins, and overall market position could be materially harmed.

War and other armed conflicts, such as the ongoing Russia-Ukraine conflict and the armed conflict involving Iran, the United States, Israel and other parties in the Middle East, or other natural or manmade disasters may affect the markets in which we operate, our customers, our delivery of products and customer service, and could have a material adverse impact on our business, results of operations, or financial condition.

Geopolitical instability and armed conflict in regions in which we, our customers, or our suppliers operate may adversely affect our business. In February 2022, following Russia’s invasion of Ukraine, the U.S. and other countries announced sanctions against Russia. These sanctions include restrictions on selling or importing goods, services or technology in or from affected regions, travel bans and asset freezes impacting connected individuals and political, military, business and financial organizations in Russia, severing certain Russian banks from the U.S. financial system, barring some Russian enterprises from raising money in the U.S. market and blocking the access of certain Russian banks to financial markets. More recently, in February 2026, the United States and Israel commenced military strikes against Iran, and Iran has undertaken retaliatory actions against Israel, U.S. military installations in the region, and targets in other countries. In connection with that conflict, Iran has at times restricted or disrupted vessel traffic through the Strait of Hormuz, a critical maritime chokepoint through which a substantial portion of the world’s seaborne crude oil, refined petroleum products and liquefied natural gas transit, and a number of major shipping and logistics providers have suspended, rerouted or curtailed transits through the affected region. The U.S. and other countries have also imposed, and continue to impose, expanding sanctions and other restrictive measures targeting Iran, including measures directed at Iranian petroleum and petrochemical exports and associated financial and shipping networks.

These conflicts and related measures have contributed to increased freight rates, higher insurance premiums, longer transit times, port congestion, and elevated and volatile energy and commodity prices. The U.S. and other countries could impose wider sanctions or take other actions should either conflict further escalate, and Russia, Iran, or their respective allies could undertake further retaliatory measures, including additional disruption of regional shipping lanes, cyberattacks, or attacks on infrastructure. While it is difficult to anticipate the impact that these conflicts or the measures taken to date may have on our company, any escalation of hostilities, any further sanctions or restrictions imposed by the U.S. or other countries, and any retaliatory measures could increase our costs, reduce our sales and earnings, disrupt our operations and supply chain, delay our delivery of products and services, adversely affect the businesses of our customers and suppliers, or otherwise have a material adverse effect on our business, results of operations, or financial condition.

Similarly, our business and supply chain may be adversely affected by instability, disruption, or destruction in a geographic region in which we operate, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest, and natural or manmade disasters, including famine, flood, fire, earthquake, storm, pandemic events and spread of disease. Such events may cause customers to suspend their decisions on using our products and services, make it impossible to access some of our inventory, and give rise to sudden significant changes in regional and global economic conditions and cycles that could interfere with purchases of goods or services and commitments to develop new products and services. These events also pose significant risks to our personnel and to physical facilities, transportation and operations, which could have a material adverse impact on our business, results of operations, or financial condition.

The international nature of our business exposes us to global economic, political and legal risks that could impact our profitability.

We conduct a portion of our business outside the United States. There are inherent risks in our international operations, including:

●	exchange controls and currency restrictions;
●	currency fluctuations and devaluations;
●	tariffs and trade barriers;
●	export duties and quotas;
●	changes in the availability and pricing of raw materials, energy and utilities;
●	changes in local economic conditions;
●	changes in laws and regulations, including the imposition of economic or trade sanctions affecting international commercial transactions;
●	exposure to possible expropriation, nationalization or other government actions;
●	unsettled political conditions, military action, civil unrest, acts of terrorism, force majeure, war or other armed conflict; and
●	countries whose governments have been hostile to U.S.-based businesses.

Changes in U.S. or foreign government policy on international trade, including the imposition or continuation of tariffs, could materially and adversely affect our business. Also, because of uncertainties regarding the interpretation and application of laws and regulations and the enforceability of contract rights, we face risks in some countries that our contract rights would not be enforced by local governments. Other risks in international business also include difficulties in managing credit risk.

The success of the Company depends, in part, on our ability to protect our intellectual property and our brand.

We rely on and/or will rely on a combination of federal, provincial, state, common law trademark, patent, and trade secret laws, confidentiality procedures, and contractual provisions to protect our intellectual property. However, these measures afford only limited protection and might be challenged, invalidated, or circumvented by third parties. The measures we take to protect our intellectual property may not be sufficient or effective. Additionally, any competitors may independently develop similar intellectual property.

In addition, it is difficult to monitor compliance with, and enforce, our intellectual property on a worldwide basis in a cost-effective manner. In jurisdictions where foreign laws provide less intellectual property protection than afforded domestically and abroad, our technology or other intellectual property may be compromised, and our business would be materially adversely affected. We may find it necessary to take legal action in the future to enforce or protect our intellectual property rights, and such action may be expensive and time consuming. In addition, we may be unable to obtain a favorable outcome in any such intellectual property litigation.

We may be subject to intellectual property infringement claims, which could cause us to incur litigation costs and divert management attention from our business.

Any intellectual property infringement claims against us, with or without merit, could be costly and time-consuming to defend and divert our management’s attention from our business. If our products were found to infringe a third party’s proprietary rights, we could be required to enter into costly royalty or licensing agreements to be able to sell our products. Royalty and licensing agreements, if required, may not be available on terms acceptable to us or at all.

Our efforts to avoid the patent, trademark, and copyright rights of others may not provide notice to us of potential infringements in time to avoid investing in product development and promotion that must later be abandoned if suitable license terms cannot be reached.

There is no guarantee that our use of conventional technology searching and brand clearance searching will identify all potential rights holders. Rights holders may demand payment for past infringements and/or force us to accept costly license terms or discontinue use of protected technology and/or works of authorship that may include for example photos, videos, and software.

To the extent demand for our products increase, our future success will depend upon our ability to enhance manufacturing production capacity.

To the extent we are able to establish production of our ammunition component and ammunition products and demand for our products increase significantly in future periods, one of our key challenges will be to enhance production capacity to meet sales demand, while maintaining product quality. Our inability to meet any future increase in sales demand or access capital for inventory may hinder growth or increase dilution in connection with financing activities conducted to meet any such increase in sales demand.

We rely on third-party suppliers for most of our manufacturing equipment.

We rely on third-party suppliers for most of the manufacturing equipment necessary for the production our products. The failure of suppliers to supply manufacturing equipment in a timely manner or on commercially reasonable terms could delay our plans to expand our business and otherwise disrupt our production schedules and increase our manufacturing costs. Our orders may represent a very small portion of certain suppliers’ total orders. As a result, they may not give priority to our business, leading to potential delays in or cancellation of our orders. If any single-source supplier were to fail to supply our needs on a timely basis or cease providing us manufacturing equipment or components, we would be required to locate and contract with substitute suppliers. We may have difficulty identifying a substitute supplier in a timely manner and on commercially reasonable terms. If this were to occur, our business would be harmed.

We do not have long-term purchase commitments from our customers, and their ability to cancel, reduce, or delay orders could reduce our revenue and increase our costs.

Our customers do not provide us with firm, long-term volume purchase commitments, but issue purchase orders for our products. As a result, customers can cancel purchase orders or reduce or delay orders at any time. The cancellation, delay, or reduction of customer purchase orders could result in reduced sales, excess inventory, unabsorbed overhead, and reduced income from operations.

As we continue with manufacturing operations, we schedule internal production levels and place orders for raw materials with third party suppliers before receiving firm orders from our customers. Therefore, if we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of products to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include the following:

●	an increase or decrease in consumer demand for our products or for the products of our competitors;
●	our failure to accurately forecast customer acceptance of new products;
●	new product introductions by us or our competitors;
●	changes in our relationships with customers;
●	changes in general market conditions or other factors, which may result in cancellations of orders or a reduction or increase in the rate of reorders placed by retailers;
●	changes in laws and regulations governing the activities for which we sell products;
●	weak economic conditions or consumer confidence, which could reduce demand for discretionary items, such as our products; and
●	the domestic and international political environment, including debate over the regulation of firearms, ammunition, and related products and trade restrictions and embargos of our products.

Inventory levels in excess of consumer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on our business, operating results, and financial condition. If we underestimate demand for our products, our manufacturing facility or third-party suppliers may not be able to react quickly enough to meet consumer demand, resulting in delays in the shipment of products and lost revenue, and damage to our reputation and customer and consumer relationships. We may not be able to manage inventory levels successfully to meet future order and reorder requirements.

Revenue from sales of ammunition components will depend on sales to ammunition manufacturers, some of which will account for a significant portion of our sales.

Our revenue from sales of ammunition components will depend on sales to ammunition manufacturers. The global market for ammunition manufacturing is highly concentrated and there are only a few licensed manufacturers in the US. Our sales of ammunition components could become increasingly dependent on purchases by a limited number of manufacturing customers. Consolidation in the industry could also adversely affect our business. If our sales were to become increasingly dependent on business with a limited number of manufacturers, we could be adversely affected by the loss or a significant decline in sales to one or more of these customers. In addition, our dependence on a smaller group of customers could result in their increased bargaining position putting pressure on the prices we charge.

The loss of any one or more of our customers or significant or numerous cancellations, reductions, delays in purchases or changes in business practices by our customers could have an adverse effect on our business, operating results, and financial condition.

These sales channels involve a number of special risks, including the following:

●	we may be unable to secure and maintain favorable relationships with customers;
●	we may be unable to control the timing of delivery of our products to end-user consumers;
●	our customers are not subject to minimum sales requirements or any obligation to market our products to their end-user customers;
●	our customers may terminate their relationships with us at any time; and
●	our customers market and distribute competing products.

Although we intend to expand our customer base, our operating results would likely decline if we lost any major customers or if one of these sizable customers were to significantly reduce its orders for any reason. Because our sales are made by means of standard purchase orders rather than long-term contracts, we cannot assure you that our customers will continue to purchase our products at current levels, or at all.

In addition, periods of sluggish economies and consumer uncertainty regarding future economic prospects in our key markets can have an adverse effect on the financial health of our customers, which may in turn have a material adverse effect on our business, operating results, and financial condition.

We anticipate that we will extend credit to our customers for periods of varying duration based on an assessment of the customer’s financial condition, generally without requiring collateral, which increases our exposure to the risk of uncollectable receivables. In addition, we face increased risk of order reduction or cancellation when dealing with financially ailing customer who may struggle with economic uncertainty. We may reduce our level of business with customers experiencing financial difficulties and may not be able to replace that business with other customers, which could have a material adverse effect on our business, operating results, and financial condition.

Our gross margins depend upon our sales mix.

Our gross margin is higher when our sales mix is skewed toward our higher-margin product lines. If our actual sales mix results in a lower overall percentage from our higher-margin product lines, our gross margins will be reduced, affecting our results of operations.

We face intense competition that could result in our losing or failing to gain market share and suffering reduced sales.

We operate in intensely competitive markets that are characterized by price erosion and competition from major domestic and international companies. Competition in the markets in which we operate is based on a number of factors, including price, quality, product innovation, performance, reliability, styling, product features, warranties, and sales and marketing programs. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share.

Our competitors include Olin Corporation, Hornady Manufacturing Company, PMC Ammunition, and Federal Premium Ammunition.

Most of our competitors have greater market recognition, larger customer bases, long-term government contracts, and substantially greater financial, technical, marketing, distribution, and other resources than we possess, and that affords them competitive advantages. As a result, they may be able to devote greater resources to the promotion and sale of products, to invest more funds in intellectual property and product development, to negotiate lower prices for raw materials and components, to deliver competitive products at lower prices, and to introduce new products and respond to consumer requirements more quickly than we can.

Our competitors could introduce products with superior features at lower prices than our products and could also bundle existing or new products with other more established products to compete with us. Certain of our competitors may be willing to reduce prices and accept lower profit margins to compete with us. Our competitors could also gain market share by acquiring or forming strategic alliances with other competitors.

Finally, we may face additional sources of competition in the future because new distribution methods offered by the Internet and electronic commerce have removed many of the barriers to entry historically faced by start-up companies. Our customers may also demand that we reduce our prices on products, which could lead to lower margins. Any of the foregoing could cause our sales to decline, which would harm our financial position and results of operations.

Our ability to compete successfully depends on a number of factors, both within and outside our control. These factors include the following:

●	our success in developing, producing, marketing, and successfully selling new products;
●	our ability to address the needs of our customers;
●	the pricing, quality, performance, and reliability of our products;
●	the quality of our customer service;
●	the efficiency of our production; and
●	product or technology introductions by our competitors.

Because we believe technological and functional distinctions among competing products in our markets are perceived by many end-user consumers to be relatively modest, effectiveness in marketing and manufacturing are particularly important competitive factors in our business.

We may have difficulty collecting amounts owed to us.

Certain of our customers may experience business challenges and credit-related issues. We perform ongoing credit evaluations of customers, but these evaluations may not be completely effective. We do not grant payment terms to most customers, the very few customers that we grant payment terms to are given terms of a maximum of 30 days and do not generally require collateral. Should more customers than we anticipate experience liquidity issues, or if payments are not received on a timely basis, we may have difficulty collecting amounts owed to us by such customers, and our business, operating results, and financial condition could be adversely impacted. Retail consolidation could result in more concentrated credit-related risks.

We plan to manufacture and sell products that create exposure to potential product liability, warranty liability, or personal injury claims and litigation.

Our products are used in activities and situations that involve risk of personal injury and death. Our products expose us to potential product liability, warranty liability, and personal injury claims and litigation relating to the use or misuse of our products, including allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product or activities associated with the product, negligence, and strict liability. If successful, any such claims could have a material adverse effect on our business, operating results, and financial condition. Defects in our products may result in a loss of sales, recall expenses, delay in market acceptance, and damage to our reputation and increased warranty costs, which could have a material adverse effect on our business, operating results, and financial condition. Although we maintain product liability insurance in amounts that we believe are reasonable, we may not be able to maintain such insurance on acceptable terms, if at all, in the future and product liability claims may exceed the amount of insurance coverage. In addition, our reputation may be adversely affected by such claims, whether or not successful, including potential negative publicity about our products.

Product recall or field action could be costly and harm our reputation.

Our products are used in activities that involve inherent risks of personal injury and property damage. Defects in design, materials, or manufacturing, such as misfires, squib loads, or over-pressure rounds, could require us to initiate a recall or other corrective action. Recalls can result in significant costs, lost sales, reputational harm, and potential product liability claims. If we fail to maintain robust quality-assurance and lot-traceability systems, the scope and cost of any recall could be magnified, with a material adverse effect on our results of operations.

The failure to manage our growth could adversely affect our operations.

The failure to manage our growth could adversely affect our operations. To continue to expand our business and enhance our competitive position, we must make significant investments in equipment, facilities, systems, and personnel. In addition, we must commit significant funds to enhance our sales, marketing, information technology, and research and development efforts. As a result of the increase in fixed costs and operating expenses, our failure to increase our sales sufficiently to offset these increased costs could adversely affect our business, operating results, and financial condition.

Managing our planned growth effectively will require us to take a number of steps, including the following:

●	enhance our operational, financial, and management systems;
●	enhance our facilities and purchase additional equipment; and
●	successfully hire, train, and motivate additional employees, including additional personnel for our technological, sales, and marketing efforts.

The expansion of our products and customer base will result in increases in our overhead and selling expenses. We may be required to increase (1) staffing; (2) expenditures on capital equipment and leasehold improvements; and (3) other expenses to meet the demand for our products. Any increase in expenditures in anticipation of future sales that do not materialize would adversely affect our profitability.

Our business is highly dependent upon our brand recognition and reputation, and the failure to maintain or enhance our brand recognition or reputation would likely have a material adverse effect on our business.

Our brand recognition and reputation are critical aspects of our business. We believe that maintaining and further enhancing our brands and our reputation are critical to retaining existing customers and attracting new customers. We also believe that the importance of our brand recognition and reputation will continue to increase as competition in our markets continues to develop.

We anticipate that our advertising, marketing, and promotional efforts will increase in the foreseeable future as we continue to seek to enhance our brands and consumer demand for our products. Historically, we have relied on existing relationships of our management and customer referrals to increase consumer awareness of our brands to increase purchasing intent and conversation. We anticipate that we will increasingly rely on other forms of media advertising, including social media and e-marketing. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our advertising, promotion, public relations, and marketing programs. These brand promotion activities may not yield increased revenue, and the efficacy of these activities will depend on a number of factors, including our ability to do the following:

●	determine the appropriate creative message and media mix for advertising, marketing, and promotional expenditures;
●	select the right markets, media, and specific media vehicles in which to advertise;
●	identify the most effective and efficient level of spending in each market, media, and specific media vehicle; and
●	effectively manage marketing costs, including creative and media expenses, in order to maintain acceptable customer acquisition costs.

In addition, certain of our products and brands may in the future benefit from endorsements and support from particular sportsmen, athletes, or other celebrities, and those products and brands may become personally associated with those individuals. As a result, sales of the endorsed products could be materially and adversely affected if any of those individuals’ images, reputations, or popularity were to be negatively impacted.

Increases in the pricing of one or more of our marketing and advertising channels could increase our marketing and advertising expenses or cause us to choose less expensive but possibly less effective marketing and advertising channels. If we implement new marketing and advertising strategies, we may incur significantly higher costs than our current channels, which in turn could adversely affect our operating results. Implementing new marketing and advertising strategies also could increase the risk of devoting significant capital and other resources to endeavors that do not prove to be cost effective. We also may incur marketing and advertising expenses significantly in advance of the time we anticipate recognizing revenue associated with such expenses and our marketing and advertising expenditures may not generate sufficient levels of brand awareness and conversation or result in increased revenue. Even if our marketing and advertising expenses result in increased sales, the increase might not offset our related expenditures. If we are unable to maintain our marketing and advertising channels on cost-effective terms or replace or supplement existing marketing and advertising channels with similarly or more effective channels, our marketing and advertising expenses could increase substantially, our customer base could be adversely affected, and our business, operating results, financial condition, and reputation could suffer.

Our operating results may experience significant fluctuations.

Many factors contribute to significant periodic and seasonal quarterly fluctuations in our results of operations. These factors include the following:

●	the cyclicality of the markets we serve;
●	the timing and size of new orders;
●	the cancellation of existing orders;
●	the volume of orders relative to our capacity;
●	product introductions and market acceptance of new products or new generations of products;
●	timing of expenses in anticipation of future orders;
●	changes in product mix;
●	availability of production capacity;
●	changes in cost and availability of labor and raw materials;
●	timely delivery of products to customers;
●	pricing and availability of competitive products;
●	new product introduction costs;
●	changes in the amount or timing of operating expenses;
●	introduction of new technologies into the markets we serve;
●	pressures on reducing selling prices;
●	our success in serving new markets;
●	adverse publicity regarding the safety, performance, and use of our products;
●	the institution and outcome of any litigation;
●	political, economic, or regulatory developments; and
●	changes in economic conditions.

As a result of these and other factors, we believe that period-to-period comparisons of our results of operations may not be meaningful in the short term, and our performance in a particular period may not be indicative of our performance in any future period.

The failure to attract and retain key personnel could have an adverse effect on our operating results.

Our success depends substantially on the efforts and abilities of our senior management and key personnel. The competition for qualified management and key personnel is intense. We maintain noncompetition and nondisclosure covenants with many of our key personnel, and we do have employment agreements with some of them. The loss of services of one or more of our key employees or the inability to hire, train, and retain additional key personnel could delay the development and sale of our products, disrupt our business, and interfere with our ability to execute our business plan.

In addition, our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of our senior management team, including our two founders Jeffrey Low and Jordan Low. The loss of the services of one or more of our key personnel could materially and adversely affect our operations.

We may not be able to secure additional financing on favorable terms, or at all, to meet our future capital needs.

In the future, we may require additional capital to fund the planned expansion of our business and to respond to business opportunities, challenges, potential acquisitions, or unforeseen circumstances. We could encounter unforeseen difficulties that may deplete our capital resources rapidly, which could require us to seek additional financing in the near future. The timing and amount of any additional financing that is required to continue the expansion of our business and the marketing of our products will depend on our ability to improve our operating results and other factors. We may not be able to secure additional debt or equity financing in a timely basis or on favorable terms, or at all. Such financing could result in substantial dilution of the equity interests of existing stockholders. We have no commitments for any additional financing should the need arise. If we are unable to secure any necessary additional financing, we may need to delay expansion plans, conserve cash, and reduce operating expenses. There is no assurance that any additional financing will be sufficient, that the financing will be available on terms favorable to us or to existing stockholders and at such times as required, or that we will be able to obtain the additional financing required for the continued operation and growth of our business. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we raise additional funds through further issuances of equity, convertible debt securities, or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences, and privileges senior to those of holders of our Common Stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

Potential strategic alliances may not achieve their objectives, which could impede our growth.

We anticipate that we will enter into strategic alliances in the future. We continue to explore strategic alliances designed to expand our product offerings, enter new markets, and improve our distribution channels. Strategic alliances may not achieve their intended objectives, and parties to our strategic alliances may not perform as contemplated. The failure of these alliances may impede our ability to introduce new products and enter new markets.

Any acquisitions that we undertake will involve significant risks, and any acquisitions that we undertake in the future could disrupt our business, dilute stockholder value, and harm our operating results.

We have a strategy to expand our operations through strategic acquisitions to enhance existing products and offer new products, enter new markets and businesses, strengthen and avoid interruption from our supply chain, and enhance our position in current markets and businesses. Acquisitions involve significant risks and uncertainties. We cannot accurately predict the timing, size, and success of any future acquisitions. We may be unable to identify suitable acquisition candidates or complete the acquisitions of candidates that we identify. Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond our financial capability or to levels that would not result in the returns required by our acquisition criteria. Unforeseen expenses, difficulties, and delays frequently encountered in connection with expansion through acquisitions could inhibit our growth and negatively impact our operating results.

Our ability to complete acquisitions that we desire to make will depend upon various factors, including the following:

●	the availability of suitable acquisition candidates at attractive purchase prices;
●	the ability to compete effectively for available acquisition opportunities;
●	the availability of cash resources, borrowing capacity, or stock at favorable price levels to provide required purchase prices in acquisitions;
●	the ability of management to devote sufficient attention to acquisition efforts; and
●	the ability to obtain any requisite governmental or other approvals.

We may have little or no experience with certain acquired businesses, which could involve significantly different supply chains, production techniques, customers, and competitive factors than our current business. This lack of experience would require us to rely to a great extent on the management teams of these acquired businesses. These acquisitions also could require us to make significant investments in systems, equipment, facilities, and personnel in anticipation of growth. These costs could be essential to implement our growth strategy in supporting our expanded activities and resulting corporate structure changes. We may be unable to achieve some or all of the benefits that we expect to achieve as we expand into these new markets within the time frames we expect, if at all. If we fail to achieve some or all of the benefits that we expect to achieve as we expand into these new markets, or do not achieve them within the time frames we expect, our business, financial condition, and results of operations could be adversely affected.

As a part of any potential acquisition, we may engage in discussions with various acquisition candidates. In connection with these discussions, we and each potential acquisition candidate may exchange confidential operational and financial information, conduct due diligence inquiries, and consider the structure, terms, and conditions of the potential acquisition. In certain cases, the prospective acquisition candidate agrees not to discuss a potential acquisition with any other party for a specific period of time and agrees to take other actions designed to enhance the possibility of the acquisition, such as preparing audited financial information. Potential acquisition discussions frequently take place over a long period of time and involve difficult business integration and other issues. As a result of these and other factors, a number of potential acquisitions that from time-to-time appear likely to occur do not result in binding legal agreements and are not consummated, but may result in significant legal, consulting, and other costs.

Unforeseen expenses, difficulties, and delays frequently encountered in connection with future acquisitions could inhibit our growth and negatively impact our profitability. Any future acquisitions may not meet our strategic objectives or perform as anticipated. In addition, the size, timing, and success of any future acquisitions may cause substantial fluctuations in our operating results from quarter to quarter.

If we finance any future acquisitions in whole or in part through the issuance of Common Stock or securities convertible into or exercisable for Common Stock, existing stockholders will experience dilution in the voting power of their Common Stock and earnings per share could be negatively impacted. The extent to which we will be able or willing to use our Common Stock for acquisitions will depend on the value of our Common Stock from time-to-time and the willingness of potential acquisition candidates to accept our Common Stock as full or partial consideration for the sale of their businesses. Our inability to use our Common Stock as consideration, to generate cash from operations, or to obtain additional funding through debt or equity financings to pursue an acquisition could limit our growth.

Any acquisitions or strategic alliances that we undertake could be difficult to integrate, disrupt our business, dilute stockholder value, and harm our operating results.

We may be unable to effectively complete an integration of the management, operations, facilities, and accounting and information systems of acquired businesses with our own; to implement effective controls to mitigate legal and business risks with which we have no prior experience; to manage efficiently the combined operations of the acquired businesses with our operations; to achieve our operating, growth, and performance goals for acquired businesses; to achieve additional sales as a result of our expanded operations; or to achieve operating efficiencies or otherwise realize cost savings as a result of anticipated acquisition synergies. The integration of acquired businesses involves numerous risks and uncertainties, including the following:

●	the potential disruption of our core businesses;
●	risks associated with entering markets and businesses in which we have little or no prior experience;
●	diversion of management’s attention from our core businesses;
●	adverse effects on existing business relationships with suppliers and customers;
●	risks associated with increased regulatory or compliance matters;
●	failure to retain key customers, suppliers, or personnel of acquired businesses;
●	the potential strain on our financial and managerial controls and reporting systems and procedures;
●	greater than anticipated costs and expenses related to the integration of the acquired business with our business;
●	potential unknown liabilities associated with the acquired company;
●	risks associated with weak internal controls over information technology systems and associated cyber security risks;
●	meeting the challenges inherent in effectively managing an increased number of employees in diverse locations;
●	failure of acquired businesses to achieve expected results;
●	the risk of impairment charges related to potential write-downs of acquired assets in future acquisitions; and
●	the challenge of creating uniform standards, controls, procedures, policies, and information systems.

Breaches of our information systems could adversely affect our reputation, disrupt our operations, and result in increased costs and loss sales.

There have been an increasing number of cyber security incidents affecting companies around the world, which have caused operational failures or compromised sensitive corporate data. Although we do not believe our systems are at a greater risk of cyber security incidents than other similar organizations, such cyber security incidents may result in the loss or compromise of customer, financial, or operational data; disruption of billing, collections, or normal operating activities; disruption of electronic monitoring and control of operational systems; and delays in financial reporting and other management functions. Possible impacts associated with a cyber security incident may include among others, remediation costs related to lost, stolen, or compromised data; repairs to data processing systems; increased cyber security protection costs; reputational damage; and adverse effects on our compliance with applicable privacy and other laws and regulations.

A failure of our information technology systems, or an interruption in their operation due to internal or external factors including cyber-attacks, could have a material adverse effect on our business, financial condition or results of operations.

Our operations depend on our ability to protect our information systems, computer equipment, and information databases from systems failures. We rely on our information technology systems generally to manage the day-to-day operations of our business, operate elements of our manufacturing facility, manage relationships with our customers, fulfill customer orders, and maintain our financial and accounting records. Failure of our information technology systems could be caused by internal or external events, such as incursions by intruders or hackers, computer viruses, cyber-attacks, failures in hardware or software, or power or telecommunication fluctuations or failures. The failure of our information technology systems to perform as anticipated for any reason or any significant breach of security could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of operations, increased costs, or loss of important information, any of which could have a material adverse effect on our business, operating results, and financial condition. Any technology and information security processes and disaster recovery plans we use to mitigate our risk to these vulnerabilities may not be adequate to ensure that our operations will not be disrupted should such an event occur.

We are subject to extensive regulation and could incur fines, penalties and other costs and liabilities under such requirements.

Like many other manufacturers and distributors of consumer products, we are required to comply with a wide variety of laws, rules, and regulations, including those relating to labor, employment, the environment, the export and import of our products, and taxation. These laws, rules, and regulations currently impose significant compliance requirements on our business, and more restrictive laws, rules and regulations may be adopted in the future.

Our operations are subject to a variety of laws and regulations relating to environmental protection, including those governing the discharge, treatment, storage, transportation, remediation, and disposal of certain materials and wastes, and restoration of damages to the environment, and health and safety matters. We could incur substantial costs, including remediation costs, resource restoration costs, fines, penalties, and third-party property damage or personal injury claims as a result of liabilities under or violations of such laws and regulations or the permits required thereunder. While environmental laws and regulations have not had a material adverse effect on our business, operating results, financial condition, the ultimate cost of environmental liabilities is difficult to accurately predict and we could incur material additional costs as a result of requirements or obligations imposed or liabilities identified in the future.

As a manufacturer and distributor of consumer products, we are subject to the Consumer Products Safety Act, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Products Safety Commission could require us to repurchase or recall one or more of our products. In addition, laws regulating certain consumer products exist in some cities and states, and in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of our products could be costly to us and could damage our reputation. If we were required to remove, or we voluntarily removed, our products from the market, our reputation could be tarnished and we could have large quantities of finished products that we are unable to sell. We are also subject to the rules and regulations of the Bureau of Alcohol, Tobacco, Firearms and Explosives, or the ATF. If we fail to comply with ATF rules and regulations, the ATF may limit our growth or business activities, levy fines against or revoke our license to do business. Our business, and the business of all producers and marketers of ammunition and firearms, is also subject to numerous federal, state, local, and foreign laws, regulations, and protocols. Applicable laws have the following effects:

●	require the licensing of all persons manufacturing, exporting, importing, or selling firearms and ammunition as a business;
●	require background checks for purchasers of firearms;
●	impose waiting periods between the purchase of a firearm and the delivery of a firearm;
●	prohibit the sale of firearms to certain persons, such as those below a certain age and persons with criminal records;
●	regulate the use and storage of gun powder or other energetic materials;
●	regulate our employment of personnel with criminal convictions; and
●	restrict access to firearm manufacturing facilities for individuals from other countries or with criminal convictions.

Also, the export of our products is controlled by International Traffic in Arms Regulations, or ITAR, and Export Administration Regulations, or EAR. The ITAR implements the provisions of the Arms Export Control Act and is enforced by the U.S. Department of State. The EAR implements the provisions of the Export Administration Act and is enforced by the U.S. Department of Commerce. Among their many provisions, the ITAR and the EAR require a license application for the export of many of our products. In addition, the ITAR requires congressional approval for any firearms export application with a total value of $1 million or higher. Further, because our manufacturing process includes certain toxic, flammable and explosive chemicals, we are subject to the Chemical Facility Anti-Terrorism Standards, as administered by the U.S. Department of Homeland Security, which require that we take additional reporting and security measures related to our manufacturing process.

Several states currently have laws in effect that are similar to, and, in certain cases, more restrictive than, these federal laws. Compliance with all of these regulations is costly and time-consuming. Inadvertent violation of any of these regulations could cause us to incur fines and penalties and may also lead to restrictions on our ability to manufacture and sell our products and services and to import or export the products we sell.

Changes in government policies and firearms legislation could adversely affect our financial results.

The sale, purchase, ownership, and use of firearms are subject to numerous and varied federal, state, and local governmental regulations. Federal laws governing firearms include the National Firearms Act, the Federal Firearms Act, the Arms Export Control Act, and the Gun Control Act of 1968. These laws generally govern the manufacture, import, export, sale, and possession of firearms and ammunition. We hold all necessary licenses to legally sell ammunition in the United States.

The federal and state legislatures may in the future consider additional legislation relating to the regulation of firearms and ammunition. Such legislation could effectively ban or severely limit the sale of affected firearms and ammunition. In addition, if such restrictions are enacted and are incongruent, we could find it difficult, expensive, or even practically impossible to comply with them, which could impede new product development and the distribution of existing products. We cannot assure you that the regulation of our business activities will not become more restrictive in the future and that any such restriction will not have a material adverse effect on our business.

Failure to comply with the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation, and export controls and trade sanctions, could result in fines or criminal penalties if we expand our business abroad.

The expansion of our business internationally would expose us to trade sanctions and other restrictions imposed by the United States and other governments. The U.S. Departments of Justice, Commerce, Treasury and other agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against companies for violations of export controls, the Foreign Corrupt Practices Act, anti-boycott provisions and other federal statutes, sanctions and regulations and, increasingly, similar or more restrictive foreign laws, rules and regulations, which may also apply to us. By virtue of these laws and regulations, and under laws and regulations in other jurisdictions, we may be obliged to limit our business activities, we may incur costs for compliance programs and we may be subject to enforcement actions or penalties for noncompliance. In recent years, U.S. and foreign governments have increased their oversight and enforcement activities with respect to these laws, and we expect the relevant agencies to continue to increase these activities. A violation of these laws, sanctions or regulations could result in restrictions on our exports, civil and criminal fines or penalties and could adversely impact our business, operating results, and financial condition.

Our founders will have the ability to exert substantial influence over our company.

As of the date of this Form 10-Q, our founders, Jeffrey Low and Jordan Low combined own 16,229,500 shares of our common stock representing 36.04% of our issued and outstanding shares of our common stock. As a result, our founders will be able to exert substantial influence over our company and over matters requiring approval by our stockholders, including electing all our directors, approving any amendments to our certificate of incorporation, increasing our authorized capital stock, effecting a merger or sale of our assets, and determining the number of shares available for issuance under our equity-based plans.

Our charter documents and Delaware law could make it more difficult for a third party to acquire us and discourage a takeover.

Our certificate of incorporation and bylaws contain, and Delaware law contains, certain provisions that may have the effect of deterring or discouraging, among other things, a non-negotiated tender or exchange offer for shares of Common Stock, a proxy contest for control of our company, the assumption of control of our company by a holder of a large block of Common Stock, and the removal of the management of our company. Such provisions also may have the effect of deterring or discouraging a transaction which might otherwise be beneficial to stockholders. Our amended and restated certificate of incorporation also authorizes our board of directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of Common Stock. Delaware law also imposes conditions on certain business combination transactions with “interested stockholders.” Subject to certain exceptions, our bylaws authorizes our board of directors to fill vacancies or newly created directorships whereby a majority of the directors then in office may elect a successor to fill any vacancies or newly created directorships. Such provisions could limit the price that investors might be willing to pay in the future for shares of our Common Stock and impede the ability of the stockholders to replace management.

The elimination of monetary liability against our directors, officers, and employees under Delaware law and the existence of indemnification rights to our directors, officers, and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers, and employees. We also may enter into contractual indemnification obligations under employment agreements with our executive officers. The foregoing indemnification obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against our directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and our stockholders.

Our results of operations could be impacted by unanticipated changes in tax provisions or exposure to additional income tax liabilities.

Our business operates in many locations under government jurisdictions that impose income taxes. Changes in domestic or foreign income tax laws and regulations, or their interpretation, could result in higher or lower income tax rates assessed or changes in the taxability of certain revenues or the deductibility of certain expenses, and higher excise taxes thereby affecting our income tax expense and profitability. In addition, audits by income tax authorities could result in unanticipated increases in our income tax expense.

Compliance with the laws and regulations affecting public companies could adversely affect our business, results of operations, and financial condition.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Nasdaq listing standards, and other applicable securities rules and regulations. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems, and resources. The complexity of complying with these rules may divert management’s attention from other business matters, potentially harming our operations and financial results. Although we have hired additional employees to assist with compliance, we may need to hire more or engage consultants in the future, further increasing our operating expenses. As a public company subject to additional oversight, we may not have the same flexibility we had as a private company.

Additionally, changing laws, regulations, and governance standards, which are subject to varying interpretations, are creating uncertainty for public companies, which may result in increased general and administrative expenses and a diversion of management’s time and attention from business operations to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. We also expect that being a public company will make it more expensive for us to obtain director and officer liability insurance, which may result in reduced coverage or higher premiums, and could make it more difficult to attract and retain qualified directors and officers.

Public disclosures required as a public company may increase our exposure to actual or threatened litigation from competitors and other third parties. Even if these claims do not result in litigation or are resolved in our favor, the time and resources spent on resolving them could harm our business.

If we are unable to satisfy our funding obligations on the dates required, we may be in breach of the JV Agreement, which could result in the dilution or forfeiture of our equity interests in the Joint Venture, disputes with IdeaForge, or the termination of the JV Agreement, any of which could have a material adverse effect on our business, financial condition and results of operations.

Pursuant to the JV Agreement (as defined below), we are obligated to invest $10,000,000 in the Joint Venture (as defined below) on or before December 31, 2026, with the remaining balance of the Capital Contribution (as defined below) of up to $25,000,000 to be funded on or before December 31, 2027. There can be no assurance that we will have sufficient capital or liquidity to meet these obligations when due. Our ability to fund these contributions will depend on a number of factors, including our operating cash flows, access to capital markets, and general economic and market conditions, many of which are outside of our control. If we are unable to satisfy our funding obligations on the dates required, we may be in breach of the JV Agreement, which could result in the dilution or forfeiture of our equity interests in the Joint Venture, disputes with IdeaForge (as defined below), or the termination of the JV Agreement, any of which could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, even if we are able to satisfy our capital contribution obligations, there is no guarantee that the Joint Venture will achieve its intended objectives or generate any return on our investment. The Joint Venture is an early-stage enterprise subject to the risks inherent in the development and commercialization of drone technology, including regulatory, technological, competitive and market risks. The loss of all or a portion of our investment in the Joint Venture could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on Hellbender, Inc., a third-party contractor, for the design, engineering and prototyping of our attritable drone platforms, and our drone development program may not be completed on time, within budget or at all.

We have engaged Hellbender, Inc. (“Hellbender”) to design, engineer, prototype and demonstrate volume manufacturing capability for two Class 1 attritable first-person-view drone platforms pursuant to a master services agreement dated May 1, 2026 (the “Hellbender MSA”) and an initial statement of work (the “Initial SOW”). The development program is subject to significant technical, manufacturing, schedule and cost risks. Hardware prototyping is inherently iterative and exploratory, and the actual timeline and total cost may vary materially from current estimates due to factors such as the complexity of risk reduction testing, supply chain lead times and component availability, unforeseen engineering challenges, and the timely performance of our own obligations under the agreement, including the provision of payload specifications and explosive materials. There can be no assurance that Hellbender will successfully complete the development program on time, within the estimated budget of approximately $3,000,000, or at all, or that the resulting drone systems will meet performance specifications, achieve manufacturing scalability targets, or be suitable for deployment in defense or commercial applications.

In addition, the Hellbender MSA may be terminated by either party upon five days’ written notice. If Hellbender were to terminate the Hellbender MSA or become unable to perform, we may be unable to identify a suitable replacement contractor on acceptable terms or in a timely manner, which could materially delay or impair our drone development efforts. Furthermore, although all intellectual property in the deliverables produced under the agreement is owned by us, any dispute regarding intellectual property rights, open-source components incorporated into the deliverables, or the scope of Hellbender’s exclusivity obligations could adversely affect our ability to commercialize the resulting products. The failure to successfully develop and deploy our attritable drone platforms could have a material adverse effect on our business, growth strategy, financial condition and results of operations.

Our attritable drone development program is at an early stage, and we may not realize any revenue or other commercial benefit from our investment.

Our attritable drone development program with Hellbender is at a pre-revenue, proof-of-concept stage and all deliverables under the Initial SOW are prototype and experimental in nature, provided “as is” without warranty. We will need to successfully transition from prototyping to a production-stage manufacturing agreement, which has not yet been negotiated, in order to realize any commercial benefit from the program. Even if we successfully develop production-intent prototypes, we will need to secure government or commercial procurement contracts, obtain any necessary regulatory approvals or certifications, establish manufacturing capacity for high-volume production, and compete effectively against established defense contractors and drone manufacturers with significantly greater resources, existing contract vehicles, and proven track records. There can be no assurance that the U.S. Department of Defense Drone Dominance Program or similar government procurement programs will proceed as anticipated, that our products will meet applicable requirements, or that we will be awarded any contracts. Accordingly, we may not realize any revenue, return on investment, or other commercial benefit from the approximately $3,000,000 investment in this development program, which could have a material adverse effect on our financial condition and results of operations.

Risks Related to Ownership of Our Common Stock

An active trading market may not develop or continue to be liquid and the market price of our shares of common stock may be volatile.

Prior to the listing on Nasdaq, there was no public market for our shares of common stock, and an active market for our shares of common stock may not develop or be sustained after our recent the listing, which could depress the market price of our shares of common stock and could affect the ability of our stockholders to sell our shares of common stock. In the absence of an active public trading market, investors may not be able to liquidate their investments in our shares of common stock. An inactive market may also impair our ability to raise capital by selling our shares of common stock, our ability to motivate our employees through equity incentive awards and our ability to acquire other companies, products or technologies by using our shares of common stock as consideration.

The public price of our common stock following the listing also could be subject to wide fluctuations in response to the risk factors described in this Form 10-Q and others beyond our control, including:

●	the number of shares of our common stock publicly owned and available for trading;
●	overall performance of the equity markets and/or publicly-listed companies that offer competing services and products;
●	actual or anticipated fluctuations in our revenue or other operating metrics;
●	our actual or anticipated operating performance and the operating performance of our competitors;
●	changes in the financial projections we provide to the public or our failure to meet these projections;
●	failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet the estimates or the expectations of investors;
●	any major change in our board of directors, management, or key personnel;
●	the economy as a whole and market conditions in our industry;
●	rumors and market speculation involving us or other companies in our industry;
●	announcements by us or our competitors of significant innovations, new products, services, features, integrations or capabilities, acquisitions, strategic investments, partnerships, joint ventures, or capital commitments;
●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business, in the U.S. or globally;
●	lawsuits threatened or filed against us;
●	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events; and
●	sales or expected sales of our common stock by us and our officers, directors and principal stockholders.

In addition, stock markets have experienced price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner often unrelated to the operating performance of those companies. These fluctuations may be even more pronounced in the trading market for our common stock shortly following the listing of our common stock on Nasdaq as a result of the supply and demand forces described above. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and harm our business, results of operations and financial condition.

The market price of our Common Stock may be volatile, and you could lose all or part of your investment.

The trading price of our Common Stock is likely to be volatile and may fluctuate substantially in response to a variety of factors, many of which are outside of our control. These factors include, among others, variations in our operating results; progress in establishing and scaling our manufacturing operations; announcements by us or our competitors; changes in laws or regulations affecting the ammunition and firearms industry; analyst coverage or lack thereof; litigation or regulatory actions; and changes in general market or economic conditions. As a result, purchasers of our Common Stock could incur substantial losses if the market price of our Common Stock declines.

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, our stock price and trading volume could decline.

The trading market for our Common Stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our industry. We may never obtain research coverage by securities or industry analysts. If no analysts commence coverage of our company, the trading price and volume of our Common Stock would likely be negatively impacted. If we do obtain analyst coverage, and one or more analysts downgrade our Common Stock or publish inaccurate or unfavorable research about our business, the trading price of our Common Stock would likely decline. If one or more analysts cease coverage of our company or fail to regularly publish reports, demand for our Common Stock could decrease, which might cause our stock price and trading volume to decline.

Our status as an “emerging growth company” and a “smaller reporting company” allows us to take advantage of reduced disclosure requirements, which could make our Common Stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and a “smaller reporting company” under SEC rules. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including reduced disclosure obligations regarding executive compensation, exemption from the requirements of holding a nonbinding advisory vote on executive compensation, and, for so long as we qualify as an emerging growth company, exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act. We may also choose to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We cannot predict whether investors will find our Common Stock less attractive because we rely on these exemptions. If some investors find our Common Stock less attractive, there may be a less active trading market for our Common Stock, and our stock price may be more volatile.

Exercise of warrants and options, and vesting of restricted stock units, may have a dilutive effect on our stock and negatively impact the price of our Common Stock.

As of the date of this Form 10-Q, we had 16,665,769 warrants, 15,113,046 options, and 10,000,000 restricted stock units outstanding. Each warrant or option provides the holder the right to purchase up to one share of our Common Stock at a predetermined exercise price, and each restricted stock unit represents the right to receive one share of our Common Stock upon vesting. Our outstanding warrants consist of warrants to purchase an aggregate of 16,665,769 shares of Common Stock at an average exercise price of $1.27 per share over the next 1.08 years, and our outstanding options consist of options to purchase an aggregate of 15,113,046 shares of Common Stock at an average exercise price of $1.07 per share over the next 7.1 years. Our outstanding restricted stock units consist of 10,000,000 RSUs granted to our Chief Executive Officer and our President, which vest upon the satisfaction of time-based and market-based conditions through October 2026 and upon the achievement of certain specified market capitalization milestones.

To the extent that any of the outstanding warrants, options, and restricted stock units described above are exercised or vest, dilution to the interests of our stockholders will occur. For the life of such warrants and options, and during the vesting period of such restricted stock units, the holders will have the opportunity to profit from a rise in the price of the Common Stock with a resulting dilution in the interest of the other holders of Common Stock. The existence of such warrants, options, and restricted stock units may adversely affect the market price of our Common Stock and the terms on which we can obtain additional financing, and the holders of such warrants and options can be expected to exercise them at a time when we would, in all likelihood, be able to obtain additional capital by an offering of our unissued capital stock on terms more favorable to us than those provided by such warrants and options. The vesting of restricted stock units will result in additional shares becoming freely tradeable, which may create downward pressure on the market price of our Common Stock.

Tariffs and trade tensions could have an adverse effect on economic conditions and financial markets, which may adversely affect the value of our shares of Common Stock.

U.S. President Trump has announced a number of tariff-related policies that have resulted in increased tariffs and potentially will result additional tariffs on products imported into the United States. There is no certainty regarding if and how long the existing increased tariffs will remain in place or whether additional tariffs will be imposed and, if so, how long such tariffs will remain in place. These actions have resulted, and may result, in fluctuations in financial markets, including with respect to interest rates, and retaliatory tariffs or trade actions by other countries. If geopolitical tensions or uncertainty continue, they could result in a reduction of trade volume, investment and technological exchange and other economic activities among major international economies, which in turn could lead to a recession and further changes in interest rates. The application of increased tariffs or continuing uncertainty also may result in a material increase to our costs of operation or otherwise limit our commercial opportunities. Any of these events could adversely affect our business, results of operations and financial condition, which in turn may adversely affect the value of our shares of Common Stock.

Issuance of Preferred Stock could result in the dilution of the value of the current stockholders’ Common Stock.

Our amended and restated certificate of incorporation allows us to issue Preferred Stock with voting, liquidation, and dividend rights senior to those of the Common Stock without the approval of our stockholders. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding stock of our company and result in the dilution of the value of the then current stockholders’ Common Stock.

We have granted the April 2026 Note Investors a first-priority security interest in substantially all of our assets to secure our obligations under the April 2026 Senior Notes, and if we default on the April 2026 Senior Notes, we could lose substantially all of our assets.

In connection with the April 2026 Note Financing, we entered into the April 2026 Security Agreement granting the April 2026 Note Investors a first-priority security interest in substantially all of our assets, including, without limitation, accounts receivable, inventory, equipment, intellectual property, general intangibles and the proceeds thereof (collectively, the “Collateral”). The April 2026 Security Agreement secures our obligations under the April 2026 Senior Notes and the other transaction documents related thereto. Upon an event of default under the April 2026 Senior Notes, including our failure to pay principal or interest when due, a breach of any representation, warranty or covenant in the related transaction documents, certain bankruptcy or insolvency events, or a material adverse change in our business or financial condition, the April 2026 Note Investors may exercise all remedies available under the Uniform Commercial Code and the April 2026 Security Agreement, including taking possession of and disposing of the Collateral. The April 2026 Security Agreement also imposes ongoing covenants on us, including obligations to maintain the Collateral, to refrain from granting additional liens without the April 2026 Note Investors’ prior written consent, and to provide periodic financial information to the April 2026 Note Investors. If the April 2026 Note Investors were to exercise such remedies, we could lose some or all of our assets, which would materially impair our ability to continue operations and could result in a total loss of your investment in our Common Stock.

The April 2026 Senior Notes are convertible into shares of our Common Stock at a fixed conversion price and the April 2026 Note Warrants issued in connection with the April 2026 Note Financing will result in significant dilution to our existing stockholders and may adversely affect the trading price of our Common Stock.

The April 2026 Senior Notes issued in the April 2026 Note Financing are convertible into shares of our Common Stock at a fixed Conversion Price of $8.00 per share upon our recent listing, subject to adjustment as set forth in the April 2026 Senior Notes. Based on $10,150,000 representing the maximum offering amount pursuant to the April 2026 Senior Notes (the “Maximum Offering Amount”) and giving effect to the 35.0% original issue discount, the aggregate principal amount of the April 2026 Senior Notes was approximately $15,615,385, which, at a Conversion Price of $8.00 per share, will result in the issuance of approximately 1,951,923 shares of our Common Stock upon full conversion upon our recent listing, representing approximately 4.3% of our currently outstanding shares of Common Stock (based on 45,090,202 shares outstanding). In addition, we issued April 2026 Note Warrants to purchase approximately 507,500 shares of our Common Stock in connection with the Maximum Offering Amount, each exercisable at $8.00 per share. In the aggregate, the shares of Common Stock issuable upon full conversion of the April 2026 Senior Notes and exercise of all April 2026 Note Warrants would total approximately 2,459,423 shares, representing approximately 5.3% of our currently outstanding shares of Common Stock (based on 45,090,202 shares outstanding). These figures are illustrative only and do not give effect to accrued interest or potential adjustments to the Conversion Price as set forth in the April 2026 Senior Notes, which could result in the issuance of a greater number of shares. The conversion of the April 2026 Senior Notes and the exercise of the April 2026 Note Warrants will increase the number of shares of our Common Stock outstanding, which will dilute the ownership percentage and voting power of our existing stockholders. Such dilution could be substantial. Furthermore, sales or the anticipated sale of a substantial number of shares of Common Stock issuable upon conversion of the April 2026 Senior Notes or exercise of the April 2026 Note Warrants in the public market could adversely affect the prevailing market price of our Common Stock. The April 2026 Note Investors are not subject to any lock-up or other contractual restriction on transfer and may sell the securities acquired in the April 2026 Note Financing, including shares of Common Stock issuable upon conversion or exercise thereof, immediately upon the listing of our Common Stock on a national securities exchange, which could create significant selling pressure in the period immediately following listing. The April 2026 Note Warrants contain a full-ratchet anti-dilution provision that adjusts the exercise price downward in the event we issue equity securities at a price per share below the then-current exercise price. This provision may amplify the dilutive effect in the event of future equity issuances at lower prices, as the exercise price of the April 2026 Note Warrants would be reduced, allowing the holders of April 2026 Note Warrants to acquire shares at a discount to the then-prevailing market price.

The April 2026 Note Financing includes preemptive rights, board representation rights, most favored nations protections and other investor rights that may limit our operational and financial flexibility and adversely affect our ability to raise additional capital.

The April 2026 Note Purchase Agreement and the related transaction documents in connection with the April 2026 Note Financing contain various covenants, restrictions and investor protections that may limit our operational and financial flexibility. Among other things, the April 2026 Note Investors have been granted: (i) preemptive rights to participate pro rata in future issuances of securities, and individual preemptive rights in favor of the Specified Holders (as defined in the April 2026 Senior Notes) to maintain their respective percentage ownership on a fully-diluted, as-converted basis, either of which may impede or delay our ability to raise additional capital on favorable terms, particularly if the April 2026 Note Investors or the Specified Holders elect to exercise such rights; (ii) a most favored nations provision that requires us to offer the April 2026 Note Investors terms at least as favorable as those offered to any subsequent investor, which may limit our flexibility to negotiate different or more favorable terms with future capital providers; (iii) the right of Elbert Basolis to serve as a member of our Board of Directors for a term of five (5) years, and the right of Bradford Johnson to attend all meetings of our Board of Directors in a non-voting observer capacity, each of which will afford the April 2026 Note Investors direct influence over our corporate governance and strategic direction; (iv) tag-along rights entitling the April 2026 Note Investors to participate in certain sales of Common Stock by stockholders holding at least five percent (5%) of our outstanding Common Stock, which may complicate or deter potential block trades or change-of-control transactions; and (v) drag-along rights permitting stockholders holding a majority of our outstanding Common Stock, together with the approval of our Board of Directors, to require the April 2026 Note Investors to participate in a bona fide change-of-control transaction. In addition, the April 2026 Note Investors are exempt from any lock-up provisions and may sell the securities acquired in the April 2026 Note Financing immediately upon the listing of our Common Stock on a national securities exchange, which could create additional selling pressure and adversely affect the trading price of our Common Stock. The May 2026 Note Purchase Agreement does not contain preemptive rights, board observer or director designation rights, tag-along or drag-along rights, or most-favored-nations provisions. Our obligation to comply with these provisions may constrain our ability to raise additional capital on favorable terms, enter into strategic transactions, pursue acquisitions, or otherwise manage our business in the manner that our management deems most advantageous, any of which could have a material adverse effect on our business, financial condition and results of operations.

The April 2026 Senior Notes were issued with a substantial original issue discount of 35.0%, and we will be required to make periodic cash interest payments on the April 2026 Senior Notes, each of which may place significant strain on our financial resources and liquidity.

The April 2026 Senior Notes were issued at an original issue discount of 35.0%, such that we will receive only $0.65 in cash proceeds for each $1.00 of principal indebtedness incurred. As a result, the aggregate principal amount of the April 2026 Senior Notes issued in connection with the Maximum Offering Amount was approximately $15,615,385, while the aggregate cash proceeds to us will be approximately $10,150,000. Our repayment obligations at maturity, or the number of shares of Common Stock issuable upon conversion of the April 2026 Senior Notes, will be based on the full principal amount of the April 2026 Senior Notes, not the cash proceeds received. In addition, the April 2026 Senior Notes bear interest at a rate of 6.0% per annum, payable in cash, which will require us to make periodic cash interest payments throughout the twelve-month term of the April 2026 Senior Notes. If we do not generate sufficient cash flow from operations to satisfy these interest payment obligations, we may need to use proceeds from other capital sources or seek additional financing, which may not be available on favorable terms or at all. Failure to make any required payment of principal or interest when due would constitute an event of default under the April 2026 Senior Notes, which could trigger the remedies described above, including enforcement of the April 2026 Security Agreement against substantially all of our assets. The combination of the substantial original issue discount and the cash interest obligation may place significant strain on our financial resources and liquidity position, and there can be no assurance that we will have adequate resources to satisfy our obligations under the April 2026 Senior Notes when due.

The May 2026 Notes impose additional secured indebtedness and, upon conversion, will result in significant dilution to existing stockholders.

The May 2026 Notes have an aggregate principal amount of approximately $7,692,308, and are convertible into approximately 961,538 shares of our Common Stock at a conversion price of $8.00 per share. The May 2026 Notes are convertible at the option of the holder at any time following the original issue date. Together with the approximately 1,951,923 shares issuable upon conversion of the April 2026 Senior Notes and the 507,500 shares issuable upon exercise of the April 2026 Note Warrants, the conversion of the May 2026 Notes would result in the issuance of an aggregate of approximately 3,420,961 shares of our Common Stock, representing approximately 7.6% of our currently outstanding shares. Such dilution could be substantial and may adversely affect the market price of our Common Stock. Furthermore, the May 2026 Notes are secured by a security interest in substantially all of our assets, subordinate only to the security interest of the April 2026 Note Investors, creating additional secured indebtedness that may limit our flexibility to obtain additional financing or encumber our assets in the future.

We have entered into an equity line of credit that may result in substantial dilution to existing stockholders and may negatively affect the market price of our Common Stock.

We have entered into the ELOC Agreement with the ELOC Investors, pursuant to which we have the right to sell up to $50,000,000 of newly issued shares of Common Stock over a 36-month period. The purchase price for shares sold under the ELOC will be at a 3% discount to the volume-weighted average price of our Common Stock during the applicable pricing period. The issuance and sale of shares to the ELOC Investors pursuant to the ELOC Agreement will result in dilution to our existing stockholders, and such dilution could be substantial depending on the number of shares we elect to sell and the prices at which such shares are sold. Furthermore, the sale of a substantial number of shares under the ELOC Agreement, or the perception that such sales could occur, could adversely affect the market price of our Common Stock and may make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. The ELOC Investors may resell shares purchased under the ELOC immediately upon their acquisition, and such sales could create significant downward pressure on our stock price, particularly during periods of low trading volume.

Our aggregate secured indebtedness following both the April 2026 Note Financing and the May 2026 Note Financing will substantially exceed our total assets, creating significant leverage risk.

After giving effect to both the April 2026 Note Financing and the May 2026 Note Financing, we will have an aggregate principal amount of approximately $23,307,693 in secured convertible indebtedness (approximately $15,615,385 from the April 2026 Senior Notes and approximately $7,692,308 from the May 2026 Notes), against which we received only approximately $15,150,000 in aggregate cash proceeds ($10,150,000 from the April 2026 Senior Notes and $5,000,000 from the May 2026 Notes). The aggregate principal amount of our secured indebtedness substantially exceeds our total assets of $17,618,244 as of June 30, 2026. The April 2026 Senior Notes and the May 2026 Notes have different terms, including with respect to interest (6.0% per annum for the April 2026 Senior Notes versus no interest for the May 2026 Notes), priority (first lien for the April 2026 Senior Notes versus subordinated second lien for the May 2026 Notes), and conversion mechanics (mandatory conversion upon a Liquidity Event for the April 2026 Senior Notes versus voluntary conversion at the holder’s option for the May 2026 Notes). These differing terms and priority positions create inter-creditor complexity that could complicate any future restructuring, refinancing or workout. If we are unable to satisfy our obligations under the notes when due, or if an event of default occurs under either set of notes, the noteholders could enforce their security interests against substantially all of our assets, which could result in a total loss of your investment.

The May 2026 Note holders may elect not to convert the May 2026 Notes into Common Stock, which would require us to repay the full principal amount in cash at maturity.

Unlike the April 2026 Senior Notes, which mandatorily convert into shares of Common Stock upon the occurrence of a Liquidity Event, the May 2026 Notes are convertible into Common Stock solely at the option of the holder at any time following the original issue date. There can be no assurance that the May 2026 Note holders will elect to convert the May 2026 Notes. If the May 2026 Note holders do not elect to convert, we would be required to repay the full aggregate principal amount of approximately $7,692,308 in cash at maturity, which substantially exceeds the $5,000,000 in cash proceeds we would receive upon funding. As of June 30, 2026, our cash on hand was $4,923,504. Even after giving effect to the proceeds from both note financings, we may not have sufficient cash resources to satisfy our repayment obligations under the May 2026 Notes if the holders do not convert, which could result in an event of default and the enforcement of the May 2026 Security Agreement against our assets.

The ELOC Agreement contains conditions that may limit our ability to draw on the equity line of credit, and we may not be able to access the full commitment amount.

Our ability to sell shares under the ELOC Agreement and the amounts we may raise thereunder are subject to a number of conditions and limitations, including: (i) a beneficial ownership limitation of 4.99%, which restricts the ELOC Investors from purchasing shares that would result in their beneficial ownership exceeding such threshold; (ii) an exchange cap of 19.99% of our outstanding shares as of the effective date, unless stockholder approval is obtained or the average price of shares sold meets certain thresholds; (iii) volume limitations that may reduce the number of shares purchased in any given pricing period; (iv) the requirement that an effective registration statement covering the resale of such shares be in effect at the time of each sale; and (v) a maximum purchase amount per notice that is tied to average daily trading volume. As a result of these limitations, we may not be able to draw down the full $50,000,000 commitment, and the actual amount of capital available to us under the ELOC may be substantially less than the full commitment amount. Our inability to access the full ELOC commitment when needed could adversely affect our liquidity and our ability to fund our operations and growth plans.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our ability to produce accurate financial statements and on our stock price.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish in our annual reports a report by management on the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting once we cease to qualify as an emerging growth company. To comply with these requirements, we will need to document and test our internal control procedures, which will require significant expenditures of time and resources.

If we identify material weaknesses in our internal control over financial reporting, are unable to comply with the requirements of Section 404 in a timely manner, or cannot assert that our internal controls are effective, we could be subject to sanctions or investigations by regulatory authorities. Any such failure could result in material misstatements in our financial statements, a loss of investor confidence in the reliability of our reported financial information, and a decline in the market price of our Common Stock.

Material weaknesses in our internal control over financial reporting may cause us to fail to timely and accurately report our financial results or result in a material misstatement of our financial statements.

In connection with the audits of our 2025 and 2024 financial statements, we and our independent registered public accounting firm identified control deficiencies in the design and operation of our internal control over financial reporting that constituted a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Our material weakness related to the following control deficiencies:

●	The Company does not maintain effective controls over the preparation, review and timely completion of period-end financial statements, which is inclusive of (i) a lack of consistent and proper application of processes and procedures, (ii) sufficiency of resources with an appropriate level of technical accounting and reporting experience, (iii) a lack of review and supervision, (iv) a lack of clearly defined control processes, roles and segregation of duties within finance and accounting functions, and (v) a lack of sufficient inventory counting procedures.

The deficiencies described above, if not remediated, could result in a misstatement of one or more account balances or disclosures in our annual or interim financial statements that would not be prevented or detected, and, accordingly, we determined that these control deficiencies constitute a material weakness.

We do not expect to pay any dividends for the foreseeable future.

We do not anticipate paying any dividends to our stockholders for the foreseeable future. Accordingly, stockholders may have to sell some or all of their Common Stock to generate cash flow from their investment. Stockholders may not receive a gain on their investment when they sell our Common Stock and may lose some or all of the amount of their investment. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law, and other factors our board of directors deems relevant.

We cannot assure you that our securities will continue to be listed on Nasdaq.

We cannot assure you that our securities will continue to be listed on Nasdaq even if our securities are listed on Nasdaq. Following the listing of our common stock on Nasdaq, in order to maintain our listing, we will be required to comply with certain Nasdaq continuing listing rules, including those regarding minimum stockholders’ equity, minimum share price, minimum market value of publicly held shares, corporate governance and various additional requirements. If we are unable to satisfy Nasdaq criteria for maintaining our listing, our securities could be subject to delisting. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

An investment in our company may involve tax implications, and you are encouraged to consult your own advisors as neither we nor any related party is offering any tax assurances or guidance on our company or your investment.

An investment in our company generally involves complex federal, state and local income tax considerations. Neither the Internal Revenue Service nor any state or local taxing authority has reviewed the transactions described herein and may take different positions than the ones contemplated by management. You are strongly urged to consult your own tax and other advisors prior to investing, as neither we nor any of our officers, directors or related parties is offering you tax or similar advice, nor are any such persons making any representations and warrants regarding such matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the three months ended June 30, 2026, the Company issued the following unregistered securities:

On April 24, 2026, the Company issued (i) senior secured convertible promissory notes in the aggregate principal amount of approximately $15,615,385 (reflecting aggregate cash proceeds of $10,150,000 after a 35.0% original issue discount), convertible into shares of common stock at $8.00 per share, and (ii) warrants to purchase 507,500 shares of common stock at $8.00 per share. The Company granted the holders a first-priority security interest in substantially all of its assets.

On May 21, 2026, the Company agreed to issue secured convertible promissory notes in the aggregate principal amount of approximately $7,692,308 (reflecting aggregate cash proceeds of $5,000,000 after a 35.0% original issue discount), convertible into shares of common stock at the election of the holders at $8.00 per share. The Company granted the holders a subordinated security interest in substantially all of its assets. No warrants were issued.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise specified above, we believe these transactions were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act (and Regulation D or Regulation S promulgated thereunder) or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or under benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed on the share certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Use of Proceeds

Not applicable.

Repurchases

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed on Form S-1 filed by the Registrant on August 3, 2026)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 filed on Form S-1 filed by the Registrant on August 3, 2026)
10.1#	Employment Agreement, dated January 1, 2026, by and between the Company and Jeffrey Low (incorporated by reference to Exhibit 10.1 filed on Form S-1 filed by the Registrant on May 27, 2026)
10.2#	Employment Agreement, dated January 1, 2026, by and between the Company and Jordan Low (incorporated by reference to Exhibit 10.2 filed on Form S-1 filed by the Registrant on May 27, 2026)
10.3	Joint Venture Agreement, dated September 23, 2025, by and between ideaForge Technology Inc. and the Company (incorporated by reference to Exhibit 10.3 filed on Form S-1 filed by the Registrant on May 27, 2026)
10.4	Lease Agreement by and between the Company and New Heights Industrial Park LLC (incorporated by reference to Exhibit 10.4 filed on Form S-1 filed by the Registrant on May 27, 2026)
10.5	Amending Agreement to the Joint Venture Agreement, dated March 11, 2026, by and between the Company and ideaForge Technology Inc. (incorporated by reference to Exhibit 10.5 filed on Form S-1 filed by the Registrant on May 27, 2026)
10.6#	Form of Omnibus Securities and Incentive Plan (incorporated by reference to Exhibit 10.6 filed on Form S-1 filed by the Registrant on May 27, 2026)
10.7	Securities Purchase Agreement, dated April 24, 2026 by and between the Company and Elbert Basolis (incorporated by reference to Exhibit 10.7 filed on Form S-1 filed by the Registrant on May 27, 2026)
10.8	Securities Purchase Agreement, dated April 24, 2026 by and between the Company and Bradford Johnson (incorporated by reference to Exhibit 10.8 filed on Form S-1 filed by the Registrant on May 27, 2026)
10.9	Securities Purchase Agreement, dated April 24, 2026 by and between the Company and C. Kenneth Leith (incorporated by reference to Exhibit 10.9 filed on Form S-1 filed by the Registrant on May 27, 2026)
10.10	Elbert Basolis’s Senior Secured Note dated April 24, 2026 (incorporated by reference to Exhibit 10.10 filed on Form S-1 filed by the Registrant on May 27, 2026)
10.11	Bradford Johnson’s Senior Secured Note dated April 24, 2026 (incorporated by reference to Exhibit 10.11 filed on Form S-1 filed by the Registrant on May 27, 2026)
10.12	C. Kenneth Leith’s Senior Secured Note dated April 24, 2026 (incorporated by reference to Exhibit 10.12 filed on Form S-1 filed by the Registrant on May 27, 2026)
10.13	Security Agreement, dated April 24, 2026 by and between the Company and Elbert Basolis (incorporated by reference to Exhibit 10.13 filed on Form S-1 filed by the Registrant on May 27, 2026)
10.14	Security Agreement, dated April 24, 2026 by and between the Company and Bradford Johnson (incorporated by reference to Exhibit 10.14 filed on Form S-1 filed by the Registrant on May 27, 2026)
10.15	Security Agreement dated April 24, 2026 by and between the Company and C. Kenneth Leith (incorporated by reference to Exhibit 10.15 filed on Form S-1 filed by the Registrant on May 27, 2026)
10.16	Elbert Basolis’s Common Stock Purchase Warrant, dated April 24, 2026 (incorporated by reference to Exhibit 10.16 filed on Form S-1 filed by the Registrant on May 27, 2026)
10.17	Bradford Johnson’s Common Stock Purchase Warrant, dated April 24, 2026 (incorporated by reference to Exhibit 10.17 filed on Form S-1 filed by the Registrant on May 27, 2026)
10.18	C. Kenneth Leith’s Common Stock Purchase Warrant, dated April 24, 2026 (incorporated by reference to Exhibit 10.18 filed on Form S-1 filed by the Registrant on May 27, 2026)
10.19	Master Services Agreement, dated May 1, 2026, by and between the Company and Hellbender Inc. (incorporated by reference to Exhibit 10.19 filed on Form S-1 filed by the Registrant on May 27, 2026)
10.20	Statement of Work No. 1 (Attritable Drone Development), dated May 1, 2026, by and between the Company and Hellbender Inc. (incorporated by reference to Exhibit 10.20 filed on Form S-1 filed by the Registrant on May 27, 2026)
10.21	Secured Convertible Promissory Note, dated May 21, 2026, issued by the Company to the May 2026 Note Investors (incorporated by reference to Exhibit 10.21 filed on Form S-1 filed by the Registrant on May 27, 2026)
10.22	Securities Note Purchase Agreement, dated May 21, 2026, by and among the Company and the May 2026 Note Investors (incorporated by reference to Exhibit 10.22 filed on Form S-1 filed by the Registrant on May 27, 2026)
10.23	Securities Purchase Agreement (ELOC Agreement), dated May 21, 2026, by and among the Company, RK Capital Management LLC, North Commerce Parkway Capital LP, and TQP Holdings LLC (incorporated by reference to Exhibit 10.23 filed on Form S-1 filed by the Registrant on May 27, 2026)
10.24	Registration Rights Agreement, dated May 21, 2026, by and among the Company, RK Capital Management LLC, North Commerce Parkway Capital LP, and TQP Holdings LLC (incorporated by reference to Exhibit 10.24 filed on Form S-1 filed by the Registrant on May 27, 2026)
10.25	Security Agreement, dated May 21, 2026, by and between the Company and the May 2026 Note Investors (incorporated by reference to Exhibit 10.25 filed on Form S-1 filed by the Registrant on May 27, 2026)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Hagerstown, Maryland, California, on August 28, 2026.

FIRST BREACH INC.

By:	/s/ Jeffrey Low
Name:	Jeffrey Low
Title:	Chief Executive Officer

As required under the Securities Act of 1933, this Quarterly Report on Form 10-Q has been signed below by the following persons, in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jeffrey Low	Chief Executive Officer	August 28, 2026
Jeffrey Low	(Principal Executive Officer)

/s/ Richard Leimbach	Chief Financial Officer	August 28, 2026
Richard Leimbach	(Principal Financial Officer)

